Form 10-Q
period 2003-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D
filed 2003-11-13
CIK 806613, 811031, 799178

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2003


Commission File Number:

      I-D:  0-15831           I-E:  0-15832           I-F:  0-15833


                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                  --------------------------------------------------------
      (Exact name of Registrant as specified in its Articles)


                                          I-D 73-1265223
                                          I-E 73-1270110
         Oklahoma                         I-F 73-1292669
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                               PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $273,628          $171,131
   Accounts receivable:
      Oil and gas sales                          152,466           110,658
                                                --------          --------
        Total current assets                    $426,094          $281,789

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 428,829           393,450

DEFERRED CHARGE                                   89,670            89,670
                                                --------          --------
                                                $944,593          $764,909
                                                ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 24,721          $ 28,784
   Gas imbalance payable                          27,206            27,206
                                                --------          --------
        Total current liabilities               $ 51,927          $ 55,990

LONG-TERM LIABILITIES:
   Accrued liability                            $ 39,024          $ 39,024
   Asset retirement obligation
      (Note 1)                                    29,101                 -
                                                --------          --------
      Total long-term liabilities               $ 68,125          $ 39,024

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 16,929)        ($ 22,566)
   Limited Partners, issued and
      outstanding, 7,195 units                   841,470           692,461
                                                --------          --------
        Total Partners' capital                 $824,541          $669,895
                                                --------          --------
                                                $944,593          $764,909
                                                ========          ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $247,033          $177,343
   Interest income                                  380               327
                                               --------          --------
                                               $247,413          $177,670

COSTS AND EXPENSES:
   Lease operating                             $ 21,866          $ 26,940
   Production tax                                17,552            10,537
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,362            10,735
   General and administrative
      (Note 2)                                   23,268            22,872
                                               --------          --------
                                               $ 73,048          $ 71,084
                                               --------          --------

NET INCOME                                     $174,365          $106,586
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 27,548          $ 17,441
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $146,817          $ 89,145
                                               ========          ========
NET INCOME per unit                            $  20.41          $  12.39
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========







            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $811,884          $531,814
   Interest income                                  928             1,058
   Gain on abandonment                               20                 -
                                               --------          --------
                                               $812,832          $532,872

COSTS AND EXPENSES:
   Lease operating                             $ 95,854          $102,716
   Production tax                                55,502            31,693
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 27,054            36,967
   General and administrative
      (Note 2)                                   84,344            82,384
                                               --------          --------
                                               $262,754          $253,760
                                               --------          --------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $550,078          $279,112

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        1,099                 -
                                               --------          --------

NET INCOME                                     $551,177          $279,112
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 86,168          $ 46,883
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $465,009          $232,229
                                               ========          ========
NET INCOME per unit                            $  64.63          $  32.28
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $551,177          $279,112
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   1,099)                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                27,054            36,967
      Gain on abandonment                      (      20)                -
      Increase in accounts receivable -
        oil and gas sales                      (  41,808)        (  50,021)
      Increase (decrease) in accounts
        payable                                (   4,063)            7,722
                                                --------          --------
Net cash provided by operating
   activities                                   $531,241          $273,780
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 32,230)        ($ 13,005)
   Proceeds from sale of oil and
      gas properties                                  17            50,376
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 32,213)         $ 37,371
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($396,531)        ($305,701)
                                                --------          --------
Net cash used by financing activities          ($396,531)        ($305,701)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $102,497          $  5,450

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           171,131           148,852
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $273,628          $154,302
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,582,894        $1,098,557
   Accounts receivable:
      Oil and gas sales                          928,601           700,458
                                              ----------        ----------
        Total current assets                  $2,511,495        $1,799,015

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,475,298         2,206,391

DEFERRED CHARGE                                  480,060           480,060
                                              ----------        ----------
                                              $5,466,853        $4,485,466
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  187,399        $  228,879
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                         105,422           105,422
                                              ----------        ----------
        Total current liabilities             $  381,713        $  423,193

LONG-TERM LIABILITIES:
   Accrued liability                          $  204,802        $  204,802
   Asset retirement obligation
      (Note 1)                                   280,911                 -
                                              ----------        ----------
        Total long-term liabilities           $  485,713        $  204,802

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   54,332)      ($   92,930)
   Limited Partners, issued and
      outstanding, 41,839 units                4,653,759         3,950,401
                                              ----------        ----------
        Total Partners' capital               $4,599,427        $3,857,471
                                              ----------        ----------
                                              $5,466,853        $4,485,466
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,459,272       $1,123,308
   Interest income                                 2,536            2,056
                                              ----------       ----------
                                              $1,461,808       $1,125,364

COSTS AND EXPENSES:
   Lease operating                            $  205,322       $  227,389
   Production tax                                 96,915           69,164
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  76,106           46,597
   General and administrative
      (Note 2)                                   130,340          124,203
                                              ----------       ----------
                                              $  508,683       $  467,353
                                              ----------       ----------
NET INCOME                                    $  953,125       $  658,011
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  153,243       $  104,917
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  799,882       $  553,094
                                              ==========       ==========
NET INCOME per unit                           $    19.12       $    13.22
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $5,008,646       $3,192,292
   Interest income                                 6,439            6,118
                                              ----------       ----------
                                              $5,015,085       $3,198,410

COSTS AND EXPENSES:
   Lease operating                            $  745,539       $  768,346
   Production tax                                315,417          181,108
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 184,650          238,448
   General and administrative
      (Note 2)                                   391,706          388,755
                                              ----------       ----------
                                              $1,637,312       $1,576,657
                                              ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $3,377,773       $1,621,753

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,178                -
                                              ----------       ----------

NET INCOME                                    $3,381,951       $1,621,753
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  531,593       $  275,728
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,850,358       $1,346,025
                                              ==========       ==========
NET INCOME per unit                           $    68.13       $    32.17
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                    2003            2002
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $3,381,951      $1,621,753
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     4,178)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  184,650         238,448
      Increase in accounts receivable -
        oil and gas sales                       (   228,143)    (   244,162)
      Increase (decrease) in accounts
        payable                                 (    41,480)         33,023
      Decrease in accrued liability -
        other (Note 1)                                    -     (   157,093)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $3,292,800      $1,491,969
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  168,468)    ($  115,155)
   Proceeds from the sale of oil and
      gas properties                                      -         160,371
                                                 ----------      ----------
Net cash provided (used) by investing
   activities                                   ($  168,468)     $   45,216
                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,639,995)    ($1,447,257)
                                                 ----------      ----------
Net cash used by financing activities           ($2,639,995)    ($1,447,257)
                                                 ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $  484,337      $   89,928

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,098,557         780,235
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,582,894      $  870,163
                                                 ==========      ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  482,956        $  316,892
   Accounts receivable:
      Oil and gas sales                          286,333           240,861
                                              ----------        ----------
        Total current assets                  $  769,289        $  557,753

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 817,360           683,746

DEFERRED CHARGE                                  345,903           345,903
                                              ----------        ----------
                                              $1,932,552        $1,587,402
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   88,245        $   91,775
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          34,038            34,038
                                              ----------        ----------
        Total current liabilities             $  184,508        $  188,038

LONG-TERM LIABILITIES:
   Accrued liability                          $  159,521        $  159,521
   Asset retirement obligation
      (Note 1)                                   122,714                 -
                                              ----------        ----------
        Total long-term liabilities           $  282,235        $  159,521

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    3,980)      ($   15,418)
   Limited Partners, issued and
      outstanding, 14,321 units                1,469,789         1,255,261
                                              ----------        ----------
        Total Partners' capital               $1,465,809        $1,239,843
                                              ----------        ----------
                                              $1,932,552        $1,587,402
                                              ==========        ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $450,037          $357,548
   Interest income                                  711               608
                                               --------          --------
                                               $450,748          $358,156

COSTS AND EXPENSES:
   Lease operating                             $ 88,932          $ 99,503
   Production tax                                28,661            20,415
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 29,657             3,809
   General and administrative
      (Note 2)                                   45,305            43,717
                                               --------          --------
                                               $192,555          $167,444
                                               --------          --------

NET INCOME                                     $258,193          $190,712
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 42,774          $ 29,049
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $215,419          $161,663
                                               ========          ========
NET INCOME per unit                            $  15.04          $  11.29
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                               ----------        --------

REVENUES:
   Oil and gas sales                           $1,545,418        $976,513
   Interest income                                  1,946           1,476
                                               ----------        --------
                                               $1,547,364        $977,989

COSTS AND EXPENSES:
   Lease operating                             $  304,301        $291,173
   Production tax                                  91,957          46,998
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   65,095          51,905
   General and administrative
      (Note 2)                                    147,583         145,410
                                               ----------        --------
                                               $  608,936        $535,486
                                               ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                       $  938,428        $442,503

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                    (       318)              -
                                               ----------        --------
NET INCOME                                     $  938,110        $442,503
                                               ==========        ========
GENERAL PARTNER - NET INCOME                   $  149,582        $ 73,421
                                               ==========        ========
LIMITED PARTNERS - NET INCOME                  $  788,528        $369,082
                                               ==========        ========
NET INCOME per unit                            $    55.06        $  25.77
                                               ==========        ========
UNITS OUTSTANDING                                  14,321          14,321
                                               ==========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                     2003          2002
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $938,110      $442,503
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            318             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   65,095        51,905
      Increase in accounts receivable -
        oil and gas sales                          ( 45,472)    (  81,920)
      Increase (decrease) in accounts
        payable                                    (  3,530)       14,386
      Decrease in accrued liability -
        other (Note 1)                                    -     ( 109,965)
                                                   --------      --------
Net cash provided by operating
   activities                                      $954,521      $316,909
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 76,313)    ($ 46,761)
   Proceeds from the sale of oil and
      gas properties                                      -        55,983
                                                   --------      --------
Net cash provided (used) by investing
   activities                                     ($ 76,313)     $  9,222
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($712,144)    ($162,832)
                                                   --------      --------
Net cash used by financing activities             ($712,144)    ($162,832)
                                                   --------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $166,064      $163,299

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              316,892       114,388
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $482,956      $277,687
                                                   ========      ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2003, combined statements of operations for the three and nine months ended September 30, 2003 and 2002, and combined statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2003, the combined results of operations for the three and nine months ended September 30, 2003 and 2002, and the combined cash flows for the nine months ended September 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2003 and December 31, 2002 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase(decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                           Increase            in
                              in           Net Income
                          Capitalized       for the
                           Cost of Oil     Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            I-D             $ 30,000         $ 1,000        $ 29,000
            I-E              278,000           4,000         274,000
            I-F              119,000        (    300)        119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $8,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect January 1, 2002, the proforma impact for the I-D, I-E, and I-F Partnerships during the nine months ended September 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $8,000 and $4,000, respectively.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $ 3,282                $ 19,986
               I-E                     14,120                 116,220
               I-F                      5,525                  39,780

      During the nine months ended September 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $24,386                $ 59,958
               I-E                     43,046                 348,660
               I-F                     28,243                 119,340

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                             Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 I-D          March 4, 1986               $ 7,194,700
                 I-E          September 10, 1986           41,839,400
                 I-F          December 16, 1986            14,320,900

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures for the I-F Partnership totaled $46,761. These expenditures were primarily due to a successful recompletion in the Jo-Mill Unit located in Borden County, Texas and drilling activities in a large unitized property, the Willamar Community E Unit located in Willacy County, Texas. These activities were successful leading to an increase in oil and gas reserves on these properties. The I-F Partnership owns working interests of approximately 0.3% and 3.5%, respectively, in these wells. Any other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2003 and 2002 were not material to the Partnerships' cash flows.

      The I-D, I-E, and I-F Partnerships' Statements of Cash Flows for the nine months ended September 30, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnerships' cash distributions paid in February 2002.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two year extension period to December 31, 2003. The General Partner currently intends to exercise the third extension option for each Partnership, thereby extending their terms to December 31, 2005.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                          Increase
                                         (Decrease)
                            Increase         in
                               in        Net Income
                          Capitalized      for the
                           Cost of Oil    Change in          Asset
                            and Gas       Accounting       Retirement
        Partnerships      Properties      Principle        Obligation
        ------------      -----------     ----------       ----------
            I-D             $ 30,000       $ 1,000          $ 29,000
            I-E              278,000         4,000           274,000
            I-F              119,000       (   300)          119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $8,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.


                                I-D Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             56,533         1,315,719
         Production                             (   882)       (   41,385)
         Revisions of previous
            estimates                           (    91)       (   39,632)
                                                 ------         ---------

      Proved reserves, March 31, 2003            55,560         1,234,702
         Production                             (   941)       (   56,157)
         Extensions and discoveries                  13             1,019
         Revisions of previous
            estimates                             1,825           333,974
                                                 ------         ---------

      Proved reserves, June 30, 2003             56,457         1,513,538
         Production                             ( 1,097)       (   47,413)
         Revisions of previous
            estimates                               118        (    9,547)
                                                 ------         ---------

      Proved reserves, Sept. 30, 2003            55,478         1,456,578
                                                 ======         =========

                              I-E Partnership
                              ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             421,343        6,775,074
         Production                             ( 11,706)      (  213,245)
         Revisions of previous
            estimates                           ( 13,711)      (  280,504)
                                                 -------        ---------

      Proved reserves, March 31, 2003            395,926        6,281,325
         Production                             ( 17,762)      (  320,893)
         Extensions and discoveries               15,839           20,924
         Revisions of previous
            estimates                             49,424        2,004,537
                                                 -------        ---------

      Proved reserves, June 30, 2003             443,427        7,985,893
         Production                             ( 12,433)      (  241,817)
         Revisions of previous
            estimates                           (  7,913)      (   92,844)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            423,081        7,651,232
                                                 =======        =========

                                I-F Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             200,897        2,334,632
         Production                             (  5,585)      (   70,164)
         Revisions of previous
            estimates                           (  6,180)      (  155,014)
                                                 -------        ---------

      Proved reserves, March 31, 2003            189,132        2,109,454
         Production                             (  7,648)      (   66,330)
         Extensions and discoveries                   14            1,124
         Revisions of previous
            estimates                             23,267          606,847
                                                 -------        ---------

      Proved reserves, June 30, 2003             204,765        2,651,095
         Production                             (  5,424)      (   67,497)
         Revisions of previous
            estimates                           (  3,634)      (   22,890)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2003            195,707        2,560,708
                                                 =======        =========

      The net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2003, June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2003 will actually be realized for such production.

                              Net Present Value of Reserves (In 000's)
                        ---------------------------------------------------
      Partnership       9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
         I-D            $ 3,467       $ 4,074        $ 3,634        $ 3,648
         I-E             19,166        22,629         19,492         19,895
         I-F              6,253         7,181          6,502          6,752

                                        Oil and Gas Prices
                        ---------------------------------------------------
        Pricing         9/30/03       6/30/03        3/31/03       12/31/02
      -----------       -------       -------        -------       --------
      Oil (Bbl)         $ 26.00       $ 27.00        $ 27.75        $ 28.00
      Gas (Mcf)            4.58          5.18           5.06           4.74

      The Partnerships had downward revisions in the estimated net present value of reserves at September 30, 2003 as compared to June 30, 2003 primarily due to decreases in the oil and gas prices used to value the reserves.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *   Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;

      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *   The level of consumer demand and overall economic activity;
      *   The competitiveness of alternative fuels;
      *   Weather conditions;
      *   The availability of pipelines for transportation; and
      *   Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices, to an extent, have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $247,033         $177,343
      Oil and gas production expenses             $ 39,418         $ 37,477
      Barrels produced                               1,097              904
      Mcf produced                                  47,413           52,635
      Average price/Bbl                           $  26.07         $  27.60
      Average price/Mcf                           $   4.61         $   2.90

      As shown in the table above, total oil and gas sales increased $69,690 (39.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately $81,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $15,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 193 barrels, while volumes of gas sold decreased 5,222 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended September 30, 2003 in order to perform a workover on that well. The shut-in well is expected to return to production in late 2003. Average oil prices decreased to $26.07 per barrel for the three months ended September 30, 2003 from $27.60 per barrel for the three months ended September 30, 2002. Average gas prices increased to $4.61 per Mcf for the three months ended September 30, 2003 from $2.90 per Mcf for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,941 (5.2%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 16.0% for the three months ended September 30, 2003 from 21.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $373 (3.5%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 4.2% for the three months ended September 30, 2003 from 6.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $396 (1.7%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.4% for the three months ended September 30, 2003 from 12.9% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $811,884         $531,814
      Oil and gas production expenses             $151,356         $134,409
      Barrels produced                               2,920            2,819
      Mcf produced                                 144,955          169,104
      Average price/Bbl                           $  28.84         $  24.18
      Average price/Mcf                           $   5.02         $   2.74

      As shown in the table above, total oil and gas sales increased $280,070 (52.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $330,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $66,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 101 barrels, while volumes of gas sold decreased 24,149 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2002. Average oil and gas prices increased to $28.84 per barrel and $5.02 per Mcf, respectively, for the nine months ended September 30, 2003 from $24.18 per barrel and $2.74 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,947 (12.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.6% for the nine months ended September 30, 2003 from 25.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,913 (26.8%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.3% for the nine months ended September 30, 2003 from 7.0%
      for the nine months ended September 30, 2002. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,960 (2.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the nine months ended September 30, 2003 from 15.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $16,592,175 or 230.62% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,459,272       $1,123,308
      Oil and gas production expenses           $  302,237       $  296,553
      Barrels produced                              12,433           10,304
      Mcf produced                                 241,817          286,851
      Average price/Bbl                         $    26.60       $    26.67
      Average price/Mcf                         $     4.67       $     2.96

      As shown in the table above, total oil and gas sales increased $335,964 (29.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $413,000 was related to an increase in the average price of gas sold and
      (ii) $57,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $133,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,129 barrels, while volumes of gas sold decreased 45,034 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2003, and
      (iii) the successful completion of a new well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of two significant wells during the three months ended September 30, 2003 in order to perform workovers on those wells. The shut-in wells are expected to return to production in late 2003. Average oil prices decreased to $26.60 per barrel for the three months ended September 30, 2003 from $26.67 per barrel for the three months ended September 30, 2002. Average gas prices increased to $4.67 per Mcf for the three months ended September 30, 2003 from $2.96 per Mcf for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,684 (1.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 20.7% for the three months ended September 30, 2003 from 26.4% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $29,509 (63.3%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 5.2% for the three months ended September 30, 2003 from 4.1% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $6,137 (4.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended September 30, 2003 from 11.1% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $5,008,646       $3,192,292
      Oil and gas production expenses           $1,060,956       $  949,454
      Barrels produced                              41,901           33,796
      Mcf produced                                 775,955          903,208
      Average price/Bbl                         $    27.54       $    22.03
      Average price/Mcf                         $     4.97       $     2.71

      As shown in the table above, total oil and gas sales increased $1,816,354 (56.9%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $231,000 and $1,752,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $345,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 8,105 barrels, while volumes of gas sold decreased 127,253 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) the successful completion of a new well during mid 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 2002, and (iii) a positive prior period gas balancing adjustment on another significant well during the nine months ended September 30, 2002. Average oil and gas prices increased to $27.54 per barrel and $4.97 per Mcf, respectively, for the nine months ended September 30, 2003 from $22.03 per barrel and $2.71 per Mcf, respectively, for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $111,502 (11.7%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a partial reversal during the nine months ended September 30, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment. These increases were partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 21.2% for the nine months ended September 30, 2003 from 29.7% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $53,798 (22.6%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves for the nine months ended September 30, 2003 and (ii) the decrease in volumes of gas sold. These decreases were partially offset by an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.7% for the nine months ended September 30, 2003 from 7.5% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the nine months ended September 30, 2003 from 12.2% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $67,210,552 or 160.64% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $450,037         $357,548
      Oil and gas production expenses             $117,593         $119,918
      Barrels produced                               5,424            4,920
      Mcf produced                                  67,497           72,848
      Average price/Bbl                           $  26.35         $  26.58
      Average price/Mcf                           $   4.55         $   3.11

      As shown in the table above, total oil and gas sales increased $92,489 (25.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Of this increase, approximately (i) $97,000 was related to an increase in the average price of gas sold and
      (ii) $13,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $17,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 504 barrels, while volumes of gas sold decreased 5,351 Mcf for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended September 30, 2003, and
      (iii) the successful completion of a new well during mid 2002. Average oil prices decreased to $26.35 per barrel for the three months ended September 30, 2003 from $26.58 per barrel for the three months ended September 30, 2002. Average gas prices increased to $4.55 per Mcf for the three months ended September 30, 2003 from $3.11 per Mcf for the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,325 (1.9%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 26.1% for the three months ended September 30, 2003 from 33.5% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $25,848 (678.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the three months ended September 30, 2003 and (ii) downward revisions in the estimates of remaining oil and gas reserves for the three months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 6.6% for the three months ended September 30, 2003 from 1.1% for the three months ended September 30, 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,588 (3.6%) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the three months ended September 30, 2003 from 12.2% for the three months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     2003            2002
                                                  ----------       --------
      Oil and gas sales                           $1,545,418       $976,513
      Oil and gas production expenses             $  396,258       $338,171
      Barrels produced                                18,657         16,440
      Mcf produced                                   203,991        225,709
      Average price/Bbl                           $    27.57       $  21.54
      Average price/Mcf                           $     5.05       $   2.76

      As shown in the table above, total oil and gas sales increased $568,905 (58.3%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Of this increase, approximately $112,000 and $469,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $60,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,217 barrels, while volumes of gas sold decreased 21,718 Mcf for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002, (ii) the successful completion of a new well during mid 2002, and (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2003. Average oil and gas prices increased to $27.57 per barrel and $5.05 per Mcf for the nine months ended September 30, 2003 from $21.54 per barrel and $2.76 per Mcf for the nine months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $58,087 (17.2%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to (i) a partial reversal during the nine months ended September 30, 2002 of approximately $52,000 (due to a partial post judgment settlement) of a charge previously accrued for this judgment and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.6% for the nine months ended September 30, 2003 from 34.6% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,190 (25.4%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 4.2% for the nine months ended September 30, 2003 from 5.3% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,173 (1.5%) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the nine months ended September 30, 2003 from 14.9% for the nine months ended September 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2003 totaling $21,279,664 or 148.59% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

                                 PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-D.

     31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-D.

     31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-E.

     31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-E.

     31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-F.

     31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d- 14(a) for the Geodyne Energy Income Limited Partnership I-F.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

     32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                  BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2003          By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2003          By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.        Exhibit
----       -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

33.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.