Form 10-K
period 2006-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2007-04-16
CIK 806613, 811031

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2006

Commission File Number:
I-E: 0-15832  I-F: 0-15833

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                 ---------------------------------------------
            (Exact name of Registrant as specified in its Articles)

                                            I-E 73-1270110
            Oklahoma                        I-F 73-1292669
---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

              Two West Second Street, Tulsa, Oklahoma      74103
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered pursuant to Section 12(g) of the Act:
  Depositary Units in Geodyne Energy Income Limited Partnerships I-E through I-F

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


              X   Yes        No
          -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             X      Disclosure is not contained herein.
            -----
                    Disclosure is contained herein.
            -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                   Large accelerated filer
            -----
                   Accelerated filer
            -----
              X    Non-accelerated filer
            -----


      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes   X    No
            -----       -----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................15
      ITEM 2.     PROPERTIES................................................15
      ITEM 3.     LEGAL PROCEEDINGS.........................................25
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......25
PART II.....................................................................25
      ITEM 5.     MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND
                  ISSUER PURCHASES OF UNITS.................................25
      ITEM 6.     SELECTED FINANCIAL DATA...................................28
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................32
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................49
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............49
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................50
      ITEM 9A.    CONTROLS AND PROCEDURES...................................50
      ITEM 9B.    OTHER INFORMATION.........................................50
PART III....................................................................50
      ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
                  AND CORPORATE GOVERNANCE..................................50
      ITEM 11.    EXECUTIVE COMPENSATION....................................52
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................56
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS AND DIRECTOR INDEPENDENCE....................57
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................58
PART IV.....................................................................59
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................59
SIGNATURES..................................................................67

PART I.


ITEM 1.    BUSINESS

      General

      The Geodyne Energy Income Limited Partnership I-E (the "I-E Partnership") and Geodyne Energy Income Limited Partnership I-F (the "I-F Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of public investors as limited partners (the "Limited Partners") and Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner. The Partnerships commenced operations on the dates set forth below:

                                              Date of
                      Partnership           Activation
                      -----------       ------------------

                          I-E           September 10, 1986
                          I-F           December 16, 1986

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' production operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2006, Samson owned interests in approximately 12,000 oil and gas wells located in 19 states of the United States, Alberta Canada, and the United Kingdom North Sea. At December 31, 2006, Samson operated approximately 4,000 oil and gas wells located in 15 states of the United States and Alberta Canada.

      Until liquidation (see "Partnership Termination" below), the Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental

United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2007, Samson employed approximately 1,200 persons. No employees  are  covered by  collective  bargaining  agreements,  and  management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors, Executive Officers of the General Partner and Corporate Governance."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].


      Partnership Termination

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the termination and liquidation of the Partnerships.


      Funding

      Although  the  Partnership  Agreements  permit each  Partnership  to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The

Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. During the past year, the sale of oil and gas properties has also generated significant revenues for the Partnerships. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships will terminate on December 31, 2007. The volumes, pricing, and expense factors discussed above may also impact the price the Partnerships receive for their oil and gas properties in connection with the liquidation of the Partnerships' assets.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2006:

   Partnership              Customer                      Percentage
   -----------    ---------------------------------       ----------

       I-E        Chevron North America Explora-
                    tion & Production Company
                    ("Chevron")                              25.5%
                  BP America Production Company
                    ("BP")                                   13.4%
                  Duke Energy Field Services, Inc.
                    ("Duke")                                 10.0%

       I-F        BP                                         14.1%
                  Chevron                                    13.0%
                  Duke                                       11.1%

      In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of environmental, biological, cultural, and aesthetic resources. Compliance with such laws and regulations, together with any penalties resulting from noncompliance may increase the cost of the Partnerships' operations or may affect the
Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material
adverse  effect  on  the  Partnerships'   financial  condition  and  results  of
operations.


ITEM 1A.    RISK FACTORS

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere from time to time. Such factors, among others, may have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the combined financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.


      Termination of Partnerships in 2007
      -----------------------------------

      The Partnerships will terminate on December 31, 2007. Upon termination, we will sell the Partnerships' properties. There is no assurance that the market for the Partnerships' properties will be favorable at that time. The market for oil and gas properties is highly dependent on current and anticipated future prices for oil and gas. These prices fluctuate due to a number of uncontrollable factors as described in the following paragraph. A decrease in oil and gas prices and/or anticipated future oil and gas prices would probably depress the market for oil and gas properties and result in lowered sales proceeds to the Partnerships.


      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and Any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas as well as the sales of oil and gas properties pursuant to the liquidation plan described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;
      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1. Business-Competition and Marketing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, significant price declines will negatively affect the ultimate cash received upon the sale of oil and gas properties in liquidation of the Partnerships.

      Reserve Estimates Depend on Many Assumptions That May Turn
      ----------------------------------------------------------
      Out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2. Properties-Proved Reserves and Net Present Value."

      We have included in Note 7 to the financial statements included in this Annual Report on Form 10-K unaudited combined balance sheets for the Partnerships which are prepared on a liquidation basis, rather than a going concern basis. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding future net cash flows until the properties are sold as well as the prices which may be received for the properties through the liquidation process. Actual current and future prices and costs as well as the prices buyers are willing to pay at the time the properties are sold may differ materially from the estimates used in the preparation of the unaudited liquidation basis combined balance sheets.


      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Partnerships may not encounter commercially productive oil and natural gas reservoirs. While the Partnerships do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant risk factor to them. They may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

      *  Unexpected drilling conditions;
      *  Title problems;
      *  Restricted access to land for drilling or laying pipeline;
      *  Pressure or irregularities in formations;
      *  Equipment failure or accidents;
      *  Adverse weather conditions; and
      * Costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.


      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.


      Reliance on Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operators' accounting for revenues and expenses.


      No Market for Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for them. Secondary market activity for the Units has been limited and varies among the Partnerships. The General Partner's annual repurchase offer was terminated on March 9, 2007 in anticipation of the Partnerships' termination at December 31, 2007. Therefore, you may only sell your Units via (i) occasional "4.9% tender offers" which are made for the Units and (ii) transfers facilitated by secondary trading firms and matching services. To ensure that the proper parties receive their share of the Partnerships' liquidation proceeds, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units."


      The Partnerships are Subject to Complex Federal, State and
      ----------------------------------------------------------
      Local Laws and Regulations that Could Adversely Affect Their
      ------------------------------------------------------------
      Business
      ---------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

      *  Discharge permits for drilling operations;
      *  Drilling bonds;
      *  Spacing of wells;
      *  Unitization and pooling of properties;
      *  Environmental protection;
      *  Reports concerning operations; and
      *  Taxation.

      Under these laws and regulations, the Partnerships could be liable for:

      *  Personal injuries;
      *  Property damage;
      *  Oil spills;
      *  Discharge of hazardous materials;
      *  Reclamation costs;
      *  Remediation and clean-up costs; and
      *  Other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1. Business."


      Conflicts of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties in the normal course of business as well as in the liquidation process. See "Item 13. Certain Relationships and Related Transactions and Director Independence."


      Payments to the General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11. Executive Compensation" and "Item 8. Financial Statements and Supplementary Data."

      Financial Capability of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability and Indemnification of General Partner and Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.


ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.


ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2006.

                              Well Statistics(1)
                            As of December 31, 2006


P/ship         Number of Gross Wells(2)            Number of Net Wells(3)
------         ------------------------           ------------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-E             816      658      158             29.53     14.77    14.76
I-F             806      658      148             12.91      6.26     6.65

----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.


      Drilling Activities

      During the year ended December 31, 2006, the Partnerships directly or indirectly participated in the drilling activities described below:





                  [Remainder of Page Intentionally Left Blank]

I-E PARTNERSHIP
---------------
                                          WORKING   REVENUE
WELL NAME               COUNTY      ST.   INTEREST  INTEREST  TYPE   STATUS
---------               ------      ---   --------  --------  ----   ------
Bateman 28 #2           Culberson   TX       -      0.00270   Gas    Shut-in
Baughn #2-18            Stephens    OK       -      0.00006   Gas    Producing
Baughn #4-18            Stephens    OK       -      0.00006   Gas    Producing
Belt Properties #1-8    Pittsburg   OK       -      0.01101   Gas    Producing
Belt Properties #3-8    Pittsburg   OK       -      0.01101   Gas    In Progress
Carolyn Jo #1-25        Grady       OK       -      0.00310   Gas    In Progress
Geuin #2-8H             Pittsburg   OK       -      0.01100   Gas    Producing
Green #2-18             Stephens    OK       -      0.00006   Gas    Producing
Schrock #5-9            Custer      OK       -      0.05336   Gas    Producing
Sparks #3-11            Latimer     OK       -      0.03193   Gas    Producing



I-F PARTNERSHIP
---------------

                                          WORKING   REVENUE
WELL NAME               COUNTY      ST.   INTEREST  INTEREST  TYPE   STATUS
---------               ------      ---   --------  --------  ----   ------
Bateman 28 #2           Culberson   TX       -      0.00189   Gas    Shut-in
Baughn #2-18            Stephens    OK       -      0.00002   Gas    Producing
Baughn #4-18            Stephens    OK       -      0.00002   Gas    Producing
Belt Properties #1-8    Pittsburg   OK       -      0.00380   Gas    Producing
Belt Properties #3-8    Pittsburg   OK       -      0.00380   Gas    In Progress
Carolyn Jo #1-25        Grady       OK       -      0.00107   Gas    In Progress
Geuin #2-8H             Pittsburg   OK       -      0.00378   Gas    Producing
Green #2-18             Stephens    OK       -      0.00002   Gas    Producing
Schrock #5-9            Custer      OK       -      0.02500   Gas    Producing
Sparks #3-11            Latimer     OK       -      0.01098   Gas    Producing

      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the following tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                              Net Production Data

                                I-E Partnership
                                ---------------

                                            Year Ended December 31,
                                      --------------------------------------
                                         2006         2005(1)       2004(1)
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             24,921        25,056        30,146
   Gas (Mcf)                             396,015       445,618       423,586

Oil and gas sales:
   Oil                                $1,554,620    $1,343,213    $1,098,007
   Gas                                 2,673,959     3,427,433     2,428,414
                                       ---------     ---------     ---------
     Total                            $4,228,579    $4,770,646    $3,526,421
                                       =========     =========     =========
Total direct operating
   expenses                           $1,022,058    $  982,915    $  936,497
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           24.2%         20.6%         26.6%

Average sales price:
   Per barrel of oil                      $62.38        $53.61        $36.42
   Per Mcf of gas                           6.75          7.69          5.73

Direct operating expenses
   per equivalent Bbl of
   oil                                    $11.24        $ 9.90        $ 9.30

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                              Net Production Data

                                I-F Partnership
                                ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2006           2005(1)         2004(1)
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        10,736          10,600          12,430
   Gas (Mcf)                        173,684         196,914         188,872

Oil and gas sale
   Oil                           $  669,263      $  565,998      $  455,495
   Gas                            1,166,892       1,500,232       1,082,030
                                  ---------       ---------       ---------
     Total                       $1,836,155      $2,066,230      $1,537,525
                                  =========       =========       =========
Total direct operating
   expenses                      $  515,261      $  427,835      $  450,364
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      28.1%           20.7%           29.3%

Average sales price:
   Per barrel of oil                 $62.34          $53.40          $36.64
   Per Mcf of gas                      6.72            7.62            5.73

Direct operating expenses
   per equivalent Bbl of
   oil                               $12.98          $ 9.85          $10.26


------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2006. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). When preparing such reserves, the General Partner follows the SEC's definition regarding oil and gas reserves, which was first published in 1978. The General

Partner books proved oil and gas reserves which geological and engineering data show with reasonable certainty to be recovered in the future from known reserves under existing economic and operating conditions. Probable reserves are not booked.

      The General Partner combines many methods of reserve estimation in order to obtain the most accurate forecast, including both volumetric and analogy methods. Many levels of review occur during this process. First, the engineers review their respective wells, then the operations manager and division vice presidents review the updated forecasts, and finally the executive vice president of engineering reviews approximately the top 85% (or more) wells by value. All engineers reviewing the data have completed their engineering degrees and/or are licensed petroleum engineers. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and
(iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2006. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. While oil prices remained relatively constant as of December 31, 2006 and 2005 ($60.85 and $61.06 per barrel, respectively), gas prices were substantially lower as of December 31, 2006 ($5.64 per Mcf) than December 31, 2005 ($10.08 per Mcf). This decrease in gas prices caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2006 to be lower than such estimates and values at December 31, 2005. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2006. In fact, subsequent to December 31, 2006 gas prices increased significantly and then declined. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2006 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The reserves table below reflects reserves as either discontinued operations or continuing operations. The discontinued operations reserves consist of all the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.


                               Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 2006(1)


                                      Oil and    Net Present Value
                              Gas      Liquids     (discounted at
                             (Mcf)     (Bbls)      10% per annum)
                           ---------  ---------  -----------------
I-E Partnership:
---------------
   Discontinued operations  3,547,203    247,462    $10,610,356
   Continuing operations    4,579,815    189,897     14,063,662


I-F Partnership:
---------------
   Discontinued operations    288,102    135,543    $ 2,393,882
   Continuing operations    1,973,390     79,414      6,039,018

----------
(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2006:



                                Operated Wells
                  ---------------------------------------
                  Partnership       Number        Percent
                  -----------       ------        -------

                       I-E            43             5%
                       I-F            43             5%

      The following table sets forth certain well and reserves information as of December 31, 2006 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves,
(vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico. The Gulf Coast Basin is located in southern Louisiana and southeast Texas.


                                         Significant Properties as of December 31, 2006
                                         ----------------------------------------------

                                      Wells
                                   Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      ------------      Reserves      Reserves       Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)          Value
----------------          -----     -----     ------     ------     ------   ----     --------     ---------     -----------
I-E Partnership:
  Permian                  434       4.18        5        439          9       2%      207,308     3,452,731     $10,477,506
  Anadarko                 102      10.76       66        168         30      18%       37,328     3,823,848       9,699,936
  Gulf Coast               244      10.89        -        244          -       -       112,498       131,562       2,283,672


I-F Partnership:
  Anadarko                 102       4.89       67        169         30      18%       16,666     1,692,822     $ 4,330,907
  Permian                  424       1.91        1        425          9       2%      107,542       140,475       2,136,293


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Title to Oil and Gas Properties

      Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

      Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.



ITEM 3.     LEGAL PROCEEDINGS

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2006.



                                    PART II.

ITEM 5. MARKET FOR UNITS, RELATED LIMITED PARTNER MATTERS, AND ISSUER PURCHASES OF UNITS

      As of March 1, 2007, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------       ---------
                   I-E            41,839            2,130
                   I-F            14,321              658

      Units were initially sold for a price of $1,000. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $1,000 to a Partnership.

                            Repurchase Offer Prices
                            -----------------------

                      2005                       2006                 2007
           --------------------------   --------------------------   -------
           1st    2nd     3rd    4th    1st    2nd    3rd     4th      1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.   Qtr.   Qtr.   Qtr.    Qtr.   Qtr.(1)
------     ----   ----    ----   ----   ----   ----   ----    ----   -------
 I-E       $204   $183    $303   $281   $253   $219   $334    $303    $238
 I-F        182    162     302    280    251    224    328     294     278

------------
(1) Repurchase offer terminated March 9, 2007.

      The Partnership Agreements also provide for a right of presentment ("Right of Presentment") whereby the General Partner is required, upon request, to purchase up to 10% of a Partnership's outstanding Units at a price calculated pursuant to the terms of the Partnership Agreements and based on the liquidation value of the limited partnership interest, with a reduction for 70% of cash distributions that have been received prior to the transfer of the partnership interest. The following table sets forth the Right of Presentment price per Unit as of the periods indicated.

                          Right of Presentment Prices
                          ---------------------------

                      2005                          2006              2007
           --------------------------    --------------------------  -------
           1st    2nd     3rd    4th     1st    2nd     3rd    4th     1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.    Qtr.   Qtr.  Qtr.(1)
------     ----   ----    ----   ----    ----   ----    ----   ----  -------
 I-E       $218   $203    $301   $286    $266   $243    $338   $316   $270
 I-F        193    180     301    286     265    246     330    307    295

------------------
(1) Right of Presentment terminated March 9, 2007.

      In addition to the repurchase offer and Right of Presentment described above, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

      As described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Partnerships terminate on December 31, 2007. Due to such termination and the necessary liquidation process, the General Partner terminated the repurchase offer and right of presentment described above as of March 9, 2007. In addition, the General Partner will not accept, process, or recognize any transfers of Units (with the exception of certain transactions between related persons) for which completed transfer documentation is not mailed to the General Partner with a postmark on or before June 30, 2007. Accordingly, there will be no market for the Partnerships' Units after June 30, 2007.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production, the sale of oil and gas properties and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners. See "Item

7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the cash distribution process during liquidation of the Partnerships.

      The following is a summary of cash distributions paid to the Limited Partners during 2005 and 2006 and the first quarter of 2007:

                              Cash Distributions
                              ------------------

                                    2005
                   -----------------------------------------
                    1st         2nd        3rd         4th
      P/ship        Qtr.        Qtr.       Qtr.        Qtr.
      ------       ------      ------     ------      ------

       I-E         $22.13      $20.91     $23.28      $21.92
       I-F          20.04       19.83      23.67       21.72


                                    2006                            2007
                   -----------------------------------------      --------
                    1st         2nd        3rd         4th          1st
      P/ship        Qtr.        Qtr.       Qtr.        Qtr.         Qtr.
      ------       ------      ------     ------      ------      --------

       I-E         $28.06      $33.15     $27.22      $31.31(1)   $64.94(2)
       I-F          29.05       27.51      24.16       33.80(1)    16.76

------------
(1) Includes proceeds from the sale of the Partnerships' interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on October 11, 2006.
(2) Includes proceeds from the sale of the Partnership's interests in various oil and gas properties at The Oil and Gas Clearinghouse auction in Houston, Texas on February 1, 2007.



ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

      The selected financial data tables reflect income from both continuing operations and discontinued operations for the Partnerships. The discontinued operations income is the income for various oil and gas properties sold during 2006 and all of the properties classified as assets held for sale as of December 31, 2006. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these discontinued operations.


                                                 Selected Financial Data
                                                     I-E Partnership
                                                     ---------------


                               2006             2005(1)           2004(1)           2003(1)           2002(1)
                            ----------        ----------       ------------      ------------      ------------

Oil and Gas Sales           $4,228,579        $4,770,646        $3,526,421        $3,575,161        $2,498,741
Income from:
  Continuing
     operations              2,554,531         3,032,315         1,969,099         1,740,559           944,123
   Discontinued
     operations              2,279,539         2,353,382         1,890,643         2,156,552         1,375,283
Net Income:
  Limited Partners           4,084,713         4,530,699         3,256,207         3,249,875         1,938,357
  General Partner              749,357           854,998           603,535           651,414           381,049
  Total                      4,834,070         5,385,697         3,859,742         3,901,289         2,319,406
Limited Partners' Net
  Income per Unit                97.62            108.29             77.83             77.68             46.33
Limited Partners' Cash
  Distributions per
  Unit                          119.74             88.24             76.46             71.42             41.66
Total Assets                 5,575,953         6,624,014         5,138,680         5,002,936         4,485,466
Partners' Capital
  (Deficit):
  Limited Partners           4,182,896         5,108,183         4,269,484         4,212,277         3,950,401
  General Partner          (    22,027)           89,828       (    73,642)      (    99,284)      (    92,930)
Number of Units
  Outstanding                   41,839            41,839            41,839            41,839            41,839

------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued  operations.  See Item 7 for more  information  about these discontinued operations.


                                                 Selected Financial Data
                                                     I-F Partnership
                                                     ---------------

                                     2006            2005(1)         2004(1)          2003(1)          2002(1)
                                  ----------      ------------    ------------     ------------     ------------

Oil and Gas Sales                 $1,836,155       $2,066,230      $1,537,525       $1,563,847       $1,052,408
Income from:
  Continuing operations            1,062,607        1,302,337         847,014          912,256          395,159
  Discontinued operations            522,933          442,322         336,141          261,245          191,511
Net Income:
  Limited Partners                 1,336,883        1,458,800         997,031          986,150          489,409
  General Partner                    248,657          285,859         186,124          187,031           97,261
  Total                            1,585,540        1,744,659       1,183,155        1,173,181          586,670
Limited Partners' Net
  Income per Unit                      93.35           101.86           69.62            68.86            34.17
Limited Partners' Cash
  Distributions per
  Unit                                114.52            85.26           64.03            53.84            17.46
Total Assets                       2,168,296        2,498,552       2,055,222        1,935,927        1,587,402
Partners' Capital
  (Deficit):
  Limited Partners                 1,485,125        1,788,242       1,550,442        1,470,411        1,255,261
  General Partner                     22,109           46,741     (     1,201)     (    13,564)     (    15,418)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321

------------
(1)   These  amounts  have been  restated to reflect the sale of various oil and gas  properties  during 2006 and assets  held for sale as of December  31,
      2006 as discontinued  operations.  See Item 7 for more  information  about these discontinued operations.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Use of Forward-Looking Statements and Estimates

      This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      Discontinued Operations

      In October 2006, the Partnerships sold their interests in a number of producing properties. These disposals were treated as discontinued operations. The sales proceeds, consisting of approximately $134,000 and $88,000, respectively, were included in the November 15, 2006 cash distributions paid by the I-E and I-F Partnerships. The sale of these producing properties will impact the continuing future operations of the Partnerships. It is anticipated that the Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations as a result of these sales. The reader should refer to Note 6 - Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report for additional information regarding this matter.

      Partnership Termination

      The Partnerships would have terminated on December 31, 1999 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension, thereby extending their termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      The General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales were not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

      Liquidation and Winding-Up Process. The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or little value or are burdened with actual or potential liabilities. The General Partner intends to sell such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      Cash Distributions. The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      Repurchase Offer and Right of Presentment. In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer and right of presentment as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.

      Financial Statements. The financial statements described in "Item 8. Financial Statements and Supplementary Data" and indexed in Item 15 to this Annual Report are audited and presented on a going concern basis. However, the General Partner has included in Note 7 to such financial statements unaudited pro forma combined balance sheets which are presented on a liquidation basis.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties and recently the sale of oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of consumer demand and overall economic activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions and the impact of weather-related events;
      *  The availability and proximity of pipelines for transportation;

      *  Domestic and foreign government regulations and taxes;
      *  Market expectations; and
      *  The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * Geophysical conditions which cause an acceleration of the decline in production,
      * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      * Prior period volume adjustments (either positive or negative) made by operators of the properties,
      * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing), and
      * Completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2006 as compared to the year ended December 31, 2005 and for the year ended December 31, 2005 as compared to the year ended December 31, 2004.


                                I-E Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $542,000 (11.4%) in 2006 as compared to 2005. Of this decrease $382,000 was related to a decrease in volumes of gas sold and $372,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $219,000 related to an increase in the average price of oil sold.

       Volumes of oil and gas sold decreased 135 barrels and 49,603 Mcf in 2006 as compared to 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was substantially offset by (i) increases in production on two significant wells following their successful workovers during late 2005 and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting in of one significant well during mid 2006 in order to perform a workover, and (iii) positive prior period volume adjustments made by the operators on several wells during 2005. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. These decreases were partially offset by (i) the successful completion of one significant well and (ii) an increase in the Partnership's revenue interest on another well due to the payout of that well during 2006.

      Average oil prices increased to $62.38 per barrel in 2006 from $53.61 per barrel in 2005. Average gas prices decreased to $6.75 per Mcf in 2006 from $7.69 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $39,000 (4.0%) in 2006 as compared to 2005. This increase was primarily due to (i) an increase in workover expenses, (ii) a reversal during 2005 of $89,000 of a charge previously accrued for a judgment, and (iii) an increase in repair and maintenance expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to increased costs associated with workovers and the age of the Partnership's wellbores. These production expense increases were partially offset by (i) the receipt in 2006 of a $231,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 24.2% in 2006 from 20.6% in 2005, primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $109,000 (39.8%) in 2006 as compared to 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by downward revisions in 2006 in the estimates of remaining gas reserves. As a percentage of oil and gas sales, this expense decreased to 3.9% in 2006 from 5.7% in 2005, primarily due to the dollar decrease in DD&A.

      The Partnership recognized a non-cash charge against earnings of $43,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses remained relatively constant in 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 12.0% in 2006 from 10.7% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $79,952,552 or 191.09% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $1,244,000 (35.3%) in 2005 as compared to 2004. Of this increase (i) $430,000 and $873,000 were related to increases in the average prices of oil and gas sold and (ii) $126,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $185,000 related to a decrease in volumes of oil sold.

      Volumes of oil sold decreased 5,090 barrels, while volumes of gas sold increased 22,032 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005, and (iii) the shutting-in of another significant well during mid to late 2005 in order to perform a workover. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2004 and early to mid 2005, (ii) an increase in production on two significant wells following their successful workovers during mid 2004 and early 2005, and (iii) the first receipt of revenues on another significant well. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $53.61 per barrel and $7.69 per Mcf in 2005 from $36.42 per barrel and $5.73 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $46,000 (5.0%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a reversal during 2005 of $89,000 of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses decreased to 20.6% in 2005 from 26.6% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $142,000 (106.8%) in 2005 as compared to 2004. Of this increase (i) $131,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $101,000 was related to previously fully depleted wells, and (ii) $17,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 5.7% in 2005 from 3.8% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 10.7% in 2005 from 14.4% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.



                                I-F Partnership
                                ---------------

                     Year Ended December 31, 2006 Compared
                        to Year Ended December 31, 2005
                     -------------------------------------

      The following discussion contains amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales decreased $230,000 (11.1%) in 2006 as compared to 2005. Of this decrease $177,000 was related to a decrease in volumes of gas sold and $156,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $96,000 related to an increase in the average price of oil sold.

      Volumes of oil sold increased 136 barrels, while volumes of gas sold decreased 23,230 Mcf in 2006 as compared to 2005. The increase in volumes of oil sold was primarily due to (i) increases in production on two significant wells following their successful workovers during late 2005 and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting in of one significant well during mid 2006 in order to perform a workover, and (iii) positive prior period volume adjustments made by the operators on several wells during 2005. As of the date of this Annual Report, the shut-in well has returned to production at a lower rate than previously experienced. These decreases were partially offset by (i) the successful completion of one significant well and (ii) an increase in the Partnership's revenue interest on another well due to the payout of that well during 2006.

      Average oil prices increased to $62.34 per barrel in 2006 from $53.40 per barrel in 2005. Average gas prices decreased to $6.72 per Mcf in 2006 from $7.62 per Mcf in 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $87,000 (20.4%) in 2006 as compared to 2005. This increase was primarily due to (i) a reversal during 2005 of $62,000 of a charge previously accrued for a judgment, (ii) an increase in repair and maintenance expenses, and (iii) an increase in workover expenses. As of the date of this Annual Report, management anticipates workover costs remaining at or increasing above 2006 levels due to increased costs associated with workovers and the age of the Partnership's wellbores. These production expense increases were partially offset by (i) the receipt in 2006 of an $81,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 28.1% in 2006 from 20.7% in 2005, primarily due to the dollar increase in production expenses and the decrease in oil and gas sales.

      DD&A of oil and gas properties decreased $83,000 (55.1%) in 2006 as compared to 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.7% in 2006 from 7.3% in 2005, primarily due to the dollar decrease in DD&A.

      The Partnership recognized a non-cash charge against earnings of $21,000 during 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during 2005.

      General and administrative expenses decreased $3,000 (1.4%) in 2006 as compared to 2005. As a percentage of oil and gas sales, these expenses increased to 10.5% in 2006 from 9.5% in 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. The Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.

      The Limited Partners have received cash distributions through December 31, 2006 totaling $25,254,664 or 176.33% of Limited Partners' capital contributions.


                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      The following discussion contains amounts for the years 2005 and 2004 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Note 6 to the combined financial statements indexed in Item 15 hereof for more information about these discontinued operations.

      Total oil and gas sales increased $529,000 (34.4%) in 2005 as compared to 2004. Of this increase (i) $178,000 and $372,000 were related to increases in the average prices of oil and gas sold and (ii) $46,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $67,000 related to a decrease in volumes of oil sold.

       Volumes of oil sold decreased 1,830 barrels, while volumes of gas sold increased 8,042 Mcf in 2005 as compared to 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during mid to late 2005 in order to perform a workover, and (iii) a negative prior period volume adjustment made by the operator on another significant well during 2005. The increase in volumes of gas sold was primarily due to (i) an increase in production on two significant wells following their successful workovers during mid 2004 and early 2005, (ii) the successful completion of several new wells during late 2004 and early to mid 2005, and (iii) positive prior period volume adjustments made by the operators on two other wells during 2005. These increases were partially offset by normal declines in production.

      Average oil and gas prices increased to $53.40 per barrel and $7.62 per Mcf in 2005 from $36.64 per barrel and $5.73 per Mcf in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,000 (5.0%) in 2005 as compared to 2004. This decrease was primarily due to a reversal during 2005 of $62,000 of a charge previously accrued for a judgment. This decrease was partially offset by (i) an increase in workover expenses and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.7% in 2005 from 29.3% in 2004, primarily due to the increase in oil and gas sales.

      DD&A of oil and gas properties increased $94,000 (162.1%) in 2005 as compared to 2004. Of this increase (i) $81,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $69,000 was related to previously fully depleted wells, and (ii) $8,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 7.3% in 2005 from 3.8% in 2004, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $7,000 (3.5%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 9.5% in 2005 from 12.3% in 2004, primarily due to the increase in oil and gas sales.

      As further discussed in Notes 6 and 7 to the combined financial statements indexed in Item 15 hereof, the Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions and will be selling all of the Partnership's properties in the liquidation process. It is anticipated that the Partnership will have lower future oil and gas sales and lower future production expenses due to the sale of these properties.


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel of oil or six Mcf of gas) for 2006, 2005, and 2004.

                             2006 Compared to 2005
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2006                   2005(1)           % Change
------          ----------------        ----------------    ---------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)    Oil      Gas
                -------    -------      -------    -------  -----     -----

 I-E            $62.38      $6.75       $53.61      $7.69     16%     (12%)
 I-F             62.34       6.72        53.40       7.62     17%     (12%)


                              Production Volumes
---------------------------------------------------------------------------
 P/ship            2006                   2005(1)              % Change
--------    ------------------      ------------------       --------------
             Oil         Gas         Oil          Gas         Oil      Gas
            (Bbls)      (Mcf)       (Bbls)       (Mcf)       (Bbls)   (Mcf)
            ------     -------      ------      -------      ------   -----

  I-E       24,921     396,015      25,056      445,618       (1%)    (11%)
  I-F       10,736     173,684      10,600      196,914        1%     (12%)


                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2006      2005(1)  % Change
                    ------    ------     ------   --------

                     I-E      $11.24     $ 9.90      14%
                     I-F       12.98       9.85      32%

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.

                             2005 Compared to 2004
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2005(1)                2004(1)            % Change
------          ----------------        ----------------     --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)    Oil      Gas
                -------    -------      -------    -------   -----    -----

 I-E            $53.61      $7.69       $36.42      $5.73     47%      34%
 I-F             53.40       7.62        36.64       5.73     46%      33%



                              Production Volumes
---------------------------------------------------------------------------
 P/ship           2005(1)                2004(1)               % Change
--------    ------------------      ------------------       --------------
             Oil         Gas         Oil           Gas        Oil      Gas
            (Bbls)      (Mcf)       (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     -------      ------       -------     ------   -----

  I-E       25,056     445,618      30,146       423,586     (17%)     5%
  I-F       10,600     196,914      12,430       188,872     (15%)     4%



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    ---------------------------------------
                    P/ship     2005(1)   2004(1)  % Change
                    ------    ------     -----     --------

                     I-E      $9.90     $ 9.30        6%
                     I-F       9.85      10.26       (4%)

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Item 7 for more information about these discontinued operations.


      Liquidity and Capital Resources

      See discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units, Related Limited Partner Matters, and Issuer Purchases of Units." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2006 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2006 would have the following remaining lives:

                  Discontinued Operations      Continuing Operations
                  -----------------------      ---------------------
   Partnership    Gas-Years     Oil-Years      Gas-Years   Oil-Years
   -----------    ---------     ---------      ---------   ---------

      I-E           11.0          18.8            11.6        7.6
      I-F            9.7          20.0            11.4        7.4

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2006 may cause an increase or decrease in the estimated life of said reserves. As discussed above, the Partnerships will terminate on December 31, 2007.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties, and there should be no further material capital resource commitments for any of the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2006, 2005, and 2004, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletion and developmental drilling:

               Partnership      2006        2005        2004
               -----------    --------    --------    --------

                  I-E         $244,160    $166,942    $116,369
                  I-F          135,409      80,581      57,596

While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2006 and 2004. No such sales occurred during 2005. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for either the quarter the Partnerships received the proceeds or the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2006, 2005, and 2004, were as follows:


            Partnership         2006        2005        2004
            -----------       --------    -------     -------

                I-E           $133,742    $   -       $17,915
                I-F             88,074        -         5,546

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production through acquisitions of producing properties and extensive drilling.

      If the Partnerships were to continue past December 31, 2007 the General Partner would expect the Partnerships' general and administrative expenses to increase due to costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase would reduce cash available for distributions. Due to the Partnerships' termination on December 31, 2007, these expenses will not occur; however, the Partnerships will incur increased expenses as part of their liquidation (e.g. auction fees, legal and title expenses associated with property sales, etc.).


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.

      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type required to be disclosed under this heading.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $43,000 and $21,000 for the I-E and I-F Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships'
underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


      New Accounting Pronouncements

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties-Oil and Gas Production, Revenue, and Price History."



ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of oil and gas and from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners. The following table presents the estimated change in value presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the unaudited pro-forma combined balance sheets at December 31, 2006 presented in Note 7 to the combined financial statements indexed in Item 15 hereof.

                        General        Limited
      Partnership       Partner        Partners       Total
      -----------      ---------      ----------    ----------

          I-E          $382,000       $2,166,000    $2,548,000
          I-F           142,000          802,000       944,000



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof. Such financial statements and supplementary data are audited and presented on a going concern basis. Since termination of the Partnerships is now imminent, the General Partner has prepared unaudited pro forma combined balance sheets which are presented on a liquidation basis. These unaudited liquidation basis combined balance sheets are included in Note 7 to the financial statements indexed in Item 15 hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms. This evaluation did not result in any changes in the Partnerships' internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Partnerships' internal control over financial reporting.



ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2006 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE GENERAL PARTNER,
            AND CORPORATE GOVERNANCE

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    55   President and Director

      Judy K. Fox        56   Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2006 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.

      Compensation Committee Interlocks and Insider Participation

      As described above and in "Item 11. Executive Compensation" below, the Partnerships have no directors or executive officers. The General Partner is compensated by way of reimbursement of actual general and administrative and operating costs incurred and attributable to the Partnerships. Such reimbursements are governed by the terms of the Partnerships' partnership agreements. No directors or executive officers of the General Partner receive compensation directly from the Partnerships. Accordingly, the Partnerships do not maintain a compensation committee.


      Compensation Committee Report

      As described above, the Partnerships do not have a compensation committee or any board performing equivalent functions. The board of directors of the General Partner has not reviewed and discussed the Compensation Discussion and Analysis with management of the General Partner and does not believe that such Compensation Discussion and Analysis should be included in this Annual Report. The board of directors of the General Partner consists of Mr. Dennis R. Neill.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West Second Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates.

The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2006, 2005, and 2004, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2006          2005         2004
            -----------       --------      --------     --------
                I-E           $464,880      $464,880     $464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2006, 2005, and 2004:


                  [Remainder of Page Intentionally Left Blank]



                                                  Salary Reimbursement

                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2006

                                                                       Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -----------------------      -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                   Salary      Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year       ($)        ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    --------     -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2004        -          -         -            -              -            -           -
                      2005        -          -         -            -              -            -           -
                      2006        -          -         -            -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2004    $270,351       -         -            -              -            -           -
                      2005    $277,422       -         -            -              -            -           -
                      2006    $284,946       -         -            -              -            -           -

----------
(1)   The  general and  administrative  expenses paid by the I-E Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the I-E  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the I-E  Partnership  equals or  exceeds
      $100,000 per annum.




                                                  Salary Reimbursement

                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2006

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2004       -           -         -            -              -            -           -
                      2005       -           -         -            -              -            -           -
                      2006       -           -         -            -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2004    $92,536        -         -            -              -            -           -
                      2005    $94,956        -         -            -              -            -           -
                      2006    $97,532        -         -            -              -            -           -

----------
(1)   The  general and  administrative  expenses paid by the I-F Partnership and attributable  to salary  reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the I-F  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the I-F  Partnership  equals or  exceeds
      $100,000 per annum.

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the year ended December 31, 2006 is approximately $59,000 and $29,000, respectively, for the I-E and I-F Partnerships.

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-E Partnership:
---------------
  Samson Resources Company                            12,863 (30.7%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    12,863 (30.7%)

I-F Partnership:
---------------
  Samson Resources Company                             5,082 (35.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                     5,082 (35.5%)



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE

      The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

      In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.

      The Partnerships will terminate as of December 31, 2007. As part of the liquidation and winding-up process the General Partner will liquidate the Partnerships' properties by offering them to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that the General Partner will package some properties which have value with properties that have no or low value or are burdened with actual or potential liabilities. The General Partner intends to sell all such property packages and any associated or otherwise remaining Partnership assets and liabilities to the highest bidder at auction. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2006 and 2005, each Partnership paid the following audit fees:

                                                  2006        2005
                                                -------     -------

      Year-end audit per engagement letter      $26,418     $23,716
      1st quarter 10-Q review                     1,020         925
      2nd quarter 10-Q review                     1,020         917
      3rd quarter 10-Q review                     1,020         917


      Audit-Related Fees

      During 2006 and 2005 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2006 and 2005 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2006 and 2005 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' independent registered public accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the independent registered public accountants' independence.



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

          Geodyne Energy Income Limited Partnership I-E
          Geodyne Energy Income Production Partnership I-E
          Geodyne Energy Income Limited Partnership I-F
          Geodyne Energy Income Production Partnership I-F

          as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are filed as part of this report:

          Report of Independent Registered Public Accounting Firm

          Combined Balance Sheets
          Combined Statements of Operations
          Combined Statements of Changes in
                Partners' Capital (Deficit)
          Combined Statements of Cash Flows
          Notes to Combined Financial Statements


      (2) Financial Statement Schedules:

          None.


      (3) Exhibits:

 Exh.
 No.        Exhibit
 ----       -------


  4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

  4.2 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

  4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

  4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

  4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit
            4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

  4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

  4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

  4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

  4.9 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.23 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.10 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.12 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as

            Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.14 Sixth Amendment to Amended and Restated Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.28 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.15 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.21 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.23 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2006 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.37 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as

            Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.28 Sixth Amendment to Amended and Restated Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.27 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 10.7 Sixth Amendment to Amended and Restated Agreement of partnership dated October 27, 2005 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.14 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.8 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

10.10 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

10.12 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

10.13 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit

            10.18 to Annual  Report on Form 10-K for period  ended  December 31,
            2003,   filed  with  the  SEC  on  March  26,  2004  and  is  hereby incorporated by reference.

10.14 Sixth Amendment to Amended and Restated Agreement of partnership dated October 27, 2005 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.21 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-E
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner


                                          April 16, 2007

                                    By:   //s// Dennis R. Neill
                                          ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            April 16, 2007
      --------------------      Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         April 16, 2007
      --------------------      Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                April 16, 2007
      --------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Energy Income Production Partnership I-E, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.




PricewaterhouseCoopers LLP





Tulsa, Oklahoma
April 16, 2007

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2006 and 2005

                                    ASSETS
                                    ------
                                                   2006            2005
                                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $1,437,732      $1,838,920
   Accounts receivable:
      Oil and gas sales                            754,652       1,921,870
   Assets held for sale (Note 6)                 1,412,266            -
                                                 ---------       ---------
      Total current assets                      $3,604,650      $3,760,790

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 1,616,226       2,469,064

DEFERRED CHARGE                                    355,077         394,160
                                                 ---------       ---------
                                                $5,575,953      $6,624,014
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  323,640      $  350,149
   Gas imbalance payable                           114,821         112,023
   Asset retirement obligation -
      current (Note 1)                               7,544          96,761
   Asset retirement obligation -
     held for sale (Note 6)                         92,200            -
   Liabilities - held
     for sale (Note 6)                             141,644            -
                                                 ---------       ---------
      Total current liabilities                 $  679,849      $  558,933

LONG-TERM LIABILITIES:
   Accrued liability                            $  111,454      $  122,896
   Asset retirement obligation (Note 1)            623,781         744,174
                                                 ---------       ---------
      Total long-term liabilities               $  735,235      $  867,070

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   22,027)     $   89,828
   Limited Partners, issued and
      outstanding, 41,839 Units                  4,182,896       5,108,183
                                                 ---------       ---------
      Total Partners' capital                   $4,160,869      $5,198,011
                                                 ---------       ---------
                                                $5,575,953      $6,624,014
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                       2006           2005           2004
                                    ----------     ----------     ----------

REVENUES:
   Oil and gas sales                $4,228,579     $4,770,646     $3,526,421
   Interest income                      62,631         30,930         10,251
   Gain on sale of oil and
      gas properties                      -              -             8,993
   Other income                          2,775           -              -
                                     ---------      ---------      ---------
                                    $4,293,985     $4,801,576     $3,545,665
COSTS AND EXPENSES:
   Lease operating                  $  765,321     $  687,113     $  720,741
   Production tax                      256,737        295,802        215,756
   Depreciation, depletion,
      and amortization of oil
      and gas properties               164,950        274,084        132,537
   Impairment provision                 43,454           -              -
   General and administrative          508,992        512,262        507,532
                                     ---------      ---------      ---------
                                    $1,739,454     $1,769,261     $1,576,566
                                     ---------      ---------      ---------
INCOME FROM CONTINUING
OPERATIONS                          $2,554,531     $3,032,315     $1,969,099

DISCONTINUED OPERATIONS:
   Income from discontinued
     operations (Note 6)             2,120,424      2,353,382      1,890,643
   Gain on disposal of
     discontinued operations
     (Note 6)                          159,115           -              -
                                     ---------      ---------      ---------
   NET INCOME                       $4,834,070     $5,385,697     $3,859,742
                                     =========      =========      =========

GENERAL PARTNER:
   Net income from
      continuing operations         $  402,962     $  488,580     $  311,124
   Net income from
      discontinued operations          346,395        366,418        292,411
                                     ---------      ---------      ---------
   NET INCOME                       $  749,357     $  854,998     $  603,535
                                     =========      ==========     =========

LIMITED PARTNERS:
   Net income from
      continuing operations         $2,151,569     $2,543,735     $1,657,975
   Net income from
      discontinued operations        1,933,144      1,986,964      1,598,232
                                     ---------      ---------      ---------
   NET INCOME                       $4,084,713     $4,530,699     $3,256,207
                                     =========      =========      =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT              $    51.42     $    60.80     $    39.63
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                   46.20          47.49          38.20
                                     ---------      ---------      ---------
NET INCOME PER UNIT                 $    97.62     $   108.29     $    77.83
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2006, 2005, and 2004


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2003         $4,212,277       ($ 99,284)     $4,112,993
   Net income                   3,256,207         603,535       3,859,742
   Cash distributions         ( 3,199,000)      ( 577,893)    ( 3,776,893)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $4,269,484       ($ 73,642)     $4,195,842
   Net income                   4,530,699         854,998       5,385,697
   Cash distributions         ( 3,692,000)      ( 691,528)    ( 4,383,528)
                                ---------         -------       ---------

Balance, Dec. 31, 2005         $5,108,183        $ 89,828      $5,198,011
   Net income                   4,084,713         749,357       4,834,070
   Cash distributions         ( 5,010,000)      ( 861,212)    ( 5,871,212)
                                ---------         -------       ---------

Balance, Dec. 31, 2006         $4,182,896       ($ 22,027)     $4,160,869
                                =========         =======       =========























              The accompanying notes are an integral part of these
                         combined financial statements.



                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2006, 2005, and 2004

                                             2006             2005             2004
                                         ------------     ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $4,834,070       $5,385,697       $3,859,742
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  190,414          369,878          195,500
      Impairment provision                    49,880             -                -
      Gain on sale of oil and
         gas properties                         -                -         (     8,993)
      Gain on disposal of
         discontinued operations
         (Note 6)                        (   159,115)            -                -
      Settlement of asset
         retirement obligation           (    94,354)     (       272)            -
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                   619,731      (   963,069)     (   152,612)
      Decrease in deferred
         charge                               33,325           30,149           30,786
      Increase (decrease) in
         accounts payable                     15,767           97,777      (     4,568)
      Decrease in accrued
         liability - other                      -         (    88,892)            -
      Increase (decrease) in gas
         imbalance payable                     2,798      (     5,240)          24,264
      Decrease in accrued
         liability                       (     8,725)     (    34,742)     (    28,601)
                                           ---------        ---------        ---------
   Net cash provided by
      operating activities                $5,483,791       $4,791,286       $3,915,518
                                           ---------        ---------        ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($  147,509)     ($  157,099)     ($  105,899)
   Proceeds from sale of
      oil and gas properties                    -               8,993            4,966
   Proceeds from disposal of
      discontinued operations
      (Note 6)                               133,742             -                -
                                           ---------        ---------        ---------
   Net cash used by
      investing activities               ($   13,767)     ($  148,106)     ($  100,933)
                                           ---------        ---------        ---------








CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($5,871,212)     ($4,383,528)     ($3,776,893)
                                           ---------        ---------        ---------
   Net cash used by financing
      activities                         ($5,871,212)     ($4,383,528)     ($3,776,893)
                                           ---------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  401,188)      $  259,652       $   37,692

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                  1,838,920        1,579,268        1,541,576
                                           ---------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $1,437,732       $1,838,920       $1,579,268
                                           =========        =========        =========






























              The accompanying notes are an integral part of these
                         combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Energy Income Production Partnership I-F, an Oklahoma general partnership, at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the combined financial statements, on February 5, 2007 the General Partner mailed a notice to the limited partners that the Partnership will terminate at the end of its current term, December 31, 2007, and that in connection with such termination the General Partner would liquidate all of the Partnership's assets.





PricewaterhouseCoopers LLP



Tulsa, Oklahoma
April 16, 2007

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 2006 and 2005

                                    ASSETS
                                    ------
                                                   2006            2005
                                                ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                    $  463,623      $  684,976
   Accounts receivable:
      Oil and gas sales                            329,655         544,225
   Assets held for sale (Note 6)                   420,274            -
                                                 ---------       ---------
      Total current assets                      $1,213,552      $1,229,201

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    679,023         967,086

DEFERRED CHARGE                                    275,721         302,265
                                                 ---------       ---------
                                                $2,168,296      $2,498,552
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  171,433      $  118,863
   Gas imbalance payable                            35,618          36,173
   Asset retirement obligation -
      current (Note 1)                               3,610          65,890
   Asset retirement obligation -
      held for sale                                 41,923            -
   Liabilities - held for sale
      (Note 6)                                      34,776            -
                                                 ---------       ---------
      Total current liabilities                 $  287,360      $  220,926

LONG-TERM LIABILITIES:
   Accrued liability                            $  104,680      $  114,225
   Asset retirement obligation (Note 1)            269,022         328,418
                                                 ---------       ---------
      Total long-term liabilities               $  373,702      $  442,643

PARTNERS' CAPITAL:
  General Partner                               $   22,109      $   46,741
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,485,125       1,788,242
                                                 ---------       ---------

    Total Partners' capital                     $1,507,234      $1,834,983
                                                 ---------       ---------
                                                $2,168,296      $2,498,552
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2006, 2005, and 2004

                                      2006           2005            2004
                                   ----------     ----------      ----------
REVENUES:
   Oil and gas sales               $1,836,155     $2,066,230      $1,537,525
   Interest income                     21,403         10,680           3,451
   Gain on sale of oil and
      gas properties                     -              -              3,093
   Other income                         1,942           -               -
                                    ---------      ---------       ---------
                                   $1,859,500     $2,076,910      $1,544,069
COSTS AND EXPENSES:
   Lease operating                 $  401,721     $  298,399      $  355,877
   Production tax                     113,540        129,436          94,487
   Depreciation, depletion,
      and amortization of oil
      and gas properties               67,810        151,178          57,673
   Impairment provision                21,036           -               -
   General and administrative         192,786        195,560         189,018
                                    ---------      ---------       ---------
                                   $  796,893     $  774,573      $  697,055
                                    ---------      ---------       ---------
INCOME FROM CONTINUING
OPERATIONS                         $1,062,607     $1,302,337      $  847,014

DISCONTINUED OPERATIONS:
   Income from discontinued
      operations (Note 6)             419,864       442,322          336,141
   Gain on disposal of
      discontinued operations
      (Note 6)                        103,069          -                -
                                    ---------      ---------       ---------
   NET INCOME                      $1,585,540     $1,744,659      $1,183,155
                                    =========      =========       =========

GENERAL PARTNER:
   Net income from
      continuing operations        $  168,619     $  214,913      $  134,176
   Net income from
      discontinued operations          80,038         70,946          51,948
                                    ---------      ---------       ---------
   NET INCOME                      $  248,657     $  285,859      $  186,124
                                    =========      =========       =========

LIMITED PARTNERS:
   Net income from
    continuing operations          $  893,988     $1,087,424      $  712,838
   Net income from
      discontinued operations         442,895        371,376         284,193
                                    ---------      ---------       ---------
   NET INCOME                      $1,336,883     $1,458,800      $  997,031
                                    =========      =========       =========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT             $    62.42     $    75.93      $    49.78
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                  30.93          25.93           19.84
                                    ---------      ---------       ---------
NET INCOME PER UNIT                $    93.35     $   101.86      $    69.62
                                    =========      =========       =========

UNITS OUTSTANDING                      14,321         14,321          14,321
                                    =========      =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2006, 2005, and 2004


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2003           $1,470,411     ($ 13,564)      $1,456,847
   Net income                       997,031       186,124        1,183,155
   Cash distributions           (   917,000)    ( 173,761)     ( 1,090,761)
                                  ---------       -------        ---------

Balance, Dec. 31, 2004           $1,550,442     ($  1,201)      $1,549,241
   Net income                     1,458,800       285,859        1,744,659
   Cash distributions           ( 1,221,000)    ( 237,917)     ( 1,458,917)
                                  ---------       -------        ---------

Balance, Dec. 31, 2005           $1,788,242      $ 46,741       $1,834,983
   Net income                     1,336,883       248,657        1,585,540
   Cash distributions           ( 1,640,000)    ( 273,289)     ( 1,913,289)
                                  ---------       -------        ---------

Balance, Dec. 31, 2006           $1,485,125      $ 22,109       $1,507,234
                                  =========       =======        =========
























              The accompanying notes are an integral part of these
                         combined financial statements.


                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2006, 2005, and 2004

                                             2006            2005             2004
                                         ------------    ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $1,585,540      $1,744,659       $1,183,155
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                   76,132         184,017           68,582
      Impairment provision                    24,131            -                -
      Gain on sale of oil
         and gas properties                     -               -         (     3,093)
      Gain on disposal of
         discontinued operations
         (Note 6)                        (   103,069)           -                -
      Settlement of asset
         retirement obligation           (    64,368)    (       136)            -
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                   117,958     (   208,861)     (    72,456)
      Decrease in deferred
         charge                               25,701          24,345           21,230
      Increase (decrease) in
         accounts payable                     22,097           7,982      (    10,361)
      Decrease in accrued
         liability - other                      -        (    62,225)            -
      Increase (decrease) in gas
         imbalance payable               (       555)    (     1,687)           6,970
      Decrease in accrued
         liability                       (     6,414)    (    24,889)     (    12,277)
                                           ---------       ---------        ---------
  Net cash provided by
      operating activities                $1,677,153      $1,663,205       $1,181,750
                                           ---------       ---------        ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($   73,291)    ($   74,804)     ($   52,442)
   Proceeds from sale of
      oil and gas properties                    -              3,093              525
   Proceeds from disposal of
      discontinued operations
      (Note 6)                                88,074           -                -
                                           ---------       ---------        ---------
   Net cash provided (used) by
      investing activities               $    14,783     ($   71,711)     ($   51,917)
                                           ---------       ---------        ---------









CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,913,289)    ($1,458,917)     ($1,090,761)
                                           ---------       ---------        ---------
   Net cash used by financing
      activities                         ($1,913,289)    ($1,458,917)     ($1,090,761)
                                           ---------       ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  221,353)     $  132,577       $   39,072

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    684,976         552,399          513,327
                                           ---------       ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  463,623      $  684,976       $  552,399
                                           =========       =========        =========






















              The accompanying notes are an integral part of these
                         combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                  Notes to the Combined Financial Statements
             For the Years Ended December 31, 2006, 2005, and 2004


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of the Partnerships. Each Partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner." The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

                                                         Limited
                                                         Partner
                                    Date of              Capital
            Partnership           Activation          Contributions
            -----------       ------------------      --------------

               I-E            September 10, 1986       $41,839,400
               I-F            December 16, 1986         14,320,900

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for their fourth two-year period to December 31, 2007 pursuant to its right to extend the term of each Partnership for up to five periods of two years each. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. See Note 7 for more information regarding the Partnership terminations.

      An affiliate of the General Partner owned the following Units at December 31, 2006:

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-E              12,686                30.32%
               I-F               5,017                35.03%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas production is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Basis of Presentation

      These financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. These financial statements are presented on a going concern basis.


      Allocation of Costs and Revenues

      The Partnerships have achieved payout and therefore the combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                            General     Limited
                                            Partner     Partners
            Costs(1)                        --------    --------
     ------------------------
     Property acquisition
         costs                                 1%         99%
     Identified development
         drilling                              1%         99%
     Development drilling                     15%         85%
     General and administra-
     tive costs, direct
         administrative costs
         and operating costs                  15%         85%

          Income(1)
     ------------------------
     Temporary investments of
     Limited Partners'
         capital contributions                 1%         99%
     Income from oil and gas
         production                           15%         85%
     Sale of producing pro-
         perties                              15%         85%
     All other income                         15%         85%

----------
(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 85.8586% to the limited partnership and 14.1414% to the managing partner. The 85.8586% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 85% of such costs and the General Partner is allocated 15% of such costs.


      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.

      Oil and Gas Properties

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2006, 2005, and 2004, were as follows:

            Partnership        2006       2005(1)     2004(1)
            -----------       -----       -------     -------

                I-E            1.81        2.76        1.32
                I-F            1.71        3.48        1.31

------------
(1) These amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations. See Note 6 for more information about these discontinued operations.

      When complete units of depreciable property are retired or sold, the asset
cost,  related   accumulated   depreciation,   and  remaining  asset  retirement
obligation, are eliminated with any gain or loss reflected in income.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas well. If the unamortized costs, net of salvage value, of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the Partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments related to continuing operations recognized in the third quarter totaled approximately $43,000 and $21,000 for the I-E and I-F Partnerships, respectively. Once incurred, an impairment of oil and natural gas properties is not reversible.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The 2006 amounts do not include any wells classified as discontinued operations at December 31, 2006. The deferred charge for the discontinued operations are included as a component of assets held for sale as described in
Note 6 to the combined financial statements of the Partnerships. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2006                       2005
                         ---------------------     ----------------------
      Partnership          Mcf         Amount        Mcf          Amount
      -----------        -------      --------     -------       --------

          I-E            532,990      $355,077      591,655      $394,160
          I-F            224,730       275,721      246,365       302,265


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The 2006 amounts do not include any wells classified as discontinued operations at December 31, 2006. The accrued liability for the discontinued operations is included as a component of assets held for sale as described in Note 6 to the combined financial statements of the Partnerships. The rate used in calculating the accrued liability is the average annual production costs per Mcf. At December 31, 2006 and 2005, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2006                      2005
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-E           167,299       $111,454     184,473     $122,896
          I-F            85,320        104,680      93,100      114,225


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2006 and 2005, total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                                2006                      2005
                         -------------------        ------------------
      Partnership         Mcf        Amount          Mcf       Amount
      -----------        ------     --------        ------    --------

          I-E            76,547     $114,821        74,682    $112,023
          I-F            23,745       35,618        24,115      36,173

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, the asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.

      The components of the change in asset retirement obligations for the years ended December 31, 2006 and 2005 are as shown below.

                                 I-E Partnership
                                 ---------------

                                             2006              2005
                                          ----------         --------

Total Asset Retirement
   Obligation, January 1                   $840,935          $345,509
Additions                                     1,059             4,015
Revisions                                      -              460,881
Settlements and disposals                 ( 152,440)        (   2,922)
Accretion expense                            33,971            33,452
Discontinued operations                   (  92,200)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $631,325          $840,935
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  7,544          $ 96,761
Asset Retirement Obligation -
   Long-Term                                623,781           744,174



                                 I-F Partnership
                                 ---------------

                                             2006              2005
                                          ----------         --------

Total Asset Retirement
   Obligation, January 1                   $394,308          $164,771
Additions                                       364             1,505
Revisions                                 (   2,398)          212,243
Settlements and disposals                 (  92,732)        (   1,533)
Accretion expense                            15,013            17,322
Discontinued operations                   (  41,923)             -
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $272,632          $394,308
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  3,610          $ 65,890
Asset Retirement Obligation -
   Long-Term                                269,022           328,418

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


      New Accounting Pronouncement

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their results of operations, financial condition and cash flows.


      Discontinued Operations

      As further discussed in Note 6, the Partnerships sold their interests in a number of producing properties to independent third parties at the Oil and Gas Asset Clearinghouse auction in Houston, Texas on October 11, 2006. Additional properties will be sold at auctions in 2007. The properties sold in the October auction and those scheduled to be sold in 2007 auctions represent a disposal of a component under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense.


      Reclassification

      Certain prior year balances have been reclassified to confirm with current year presentation.



2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2006, 2005, and 2004:

            Partnership         2006         2005         2004
            -----------       --------     --------     --------

                I-E           $464,880     $464,880     $464,880
                I-F            159,120      159,120      159,120

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the year ended December 31, 2006 is approximately $59,000 and $29,000, respectively, for the I-E and I-F Partnerships.

3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2006, 2005, and 2004:

Partnership             Purchaser                        Percentage
-----------       ---------------------         --------------------------
                                                2006        2005     2004
                                                -----       -----    -----
      I-E         Chevron North America
                    Exploration & Produc-
                    tion Company
                     ("Chevron")                25.5%       22.9%    24.5%
                  BP America Production
                    Company ("BP")              13.4%       12.6%    12.4%
                  Duke Energy Field
                    Services, Inc.
                    ("Duke")                    10.0%       12.2%    11.8%
                  Cinergy Marketing
                    Company `("Cinergy")          -         12.2%    11.4%


      I-F         BP                            14.1%       12.3%    13.3%
                  Chevron                       13.0%       11.8%    10.2%
                  Duke                          11.1%       12.7%    13.7%
                  Cinergy                         -         16.4%    16.9%

      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open-access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4. SUPPLEMENTAL OIL AND GAS INFORMATION

      The  following   supplemental   information  regarding  the  oil  and  gas
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2006 and 2005 were as follows:

                                I-E Partnership
                                ---------------

                                               2006              2005
                                          -------------     -------------

            Proved properties              $15,910,142       $26,333,468

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 14,293,916)     ( 23,864,404)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 1,616,226       $ 2,469,064
                                            ==========        ==========


                                I-F Partnership
                                ---------------

                                               2006               2005
                                          -------------      -------------

            Proved properties              $ 6,756,131       $ 8,292,933

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  6,077,108)     (  7,325,847)
                                            ----------        ----------

            Net oil and gas
               properties                  $   679,023       $   967,086
                                            ==========        ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2006, 2005, and 2004. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2006, 2005, and 2004 were as follows:

         Partnership        2006        2005(1)        2004
         -----------      --------     --------      --------
             I-E          $244,160     $166,942      $116,369
             I-F           135,409       80,581        57,596

------------
(1) Excludes the estimated asset retirement costs for the I-E and I-F Partnerships of approximately $461,000 and $212,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2006, 2005, and 2004, were estimated by petroleum engineers employed by affiliates of the Partnerships. In addition, reserve information for the top 80% of each Partnership's reserve base (based on volumes) has been reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. Ryder Scott has stated to the General Partner their opinion that (i) the estimates of reserves for the properties which they reviewed were prepared in accordance with generally accepted procedures for the estimation of reserves, (ii) they found no bias in the utilization and analysis of data, and (iii) the cash flow projections provided by Samson of gross and net reserves and associated revenues and costs based on constant pricing in general appear reasonable. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

      In general, the Partnerships experienced downward revisions in gas reserves at December 31, 2006 as compared to December 31, 2005 due to the decrease in the gas prices used to estimate reserves. The I-E Partnership had an increase in gas reserves on one material property, which is discussed below.

      There were no oil and gas properties for which revisions in the continuing operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships.

      Following is a description of those oil and gas properties where revisions in the discontinued operations estimated proved reserves as of December 31, 2006 as compared to December 31, 2005 were significant to the Partnerships:

             The I-E and I-F Partnerships' estimated proved oil reserves decreased approximately 94,000 barrels and 44,000 barrels, respectively, in the Jo-Mill Unit due to a revised forecast in reserves based on actual production experience.

             The I-E Partnership's estimated proved gas reserves increased approximately 520,000 Mcf in the Sibley-State GU 2 #1 due to a revised forecast in reserves based on actual production experience.


















                  [Remainder of Page Intentionally Left Blank]


                                           I-E Partnership
                                           ---------------

                                             Discontinued Operations            Continuing Operations
                                          ----------------------------        -------------------------
                                            Crude            Natural            Crude         Natural
                                             Oil               Gas               Oil            Gas
                                          (Barrels)           (Mcf)           (Barrels)        (Mcf)
                                          ---------        -----------        ---------     -----------
Proved reserves, Dec. 31, 2003             248,714          3,583,087          173,282       4,877,897
Production                                ( 14,465)        (  392,740)        ( 30,146)     (  423,586)
Extensions and discoveries                  59,509             32,705            1,082          25,279
Revisions of previous estimates             22,249            185,114           40,139         191,624
                                           -------          ---------          -------       ---------

Proved reserves, Dec. 31, 2004             316,007          3,408,166          184,357       4,671,214
Production                                ( 14,573)        (  338,486)        ( 25,056)     (  445,618)
Extensions and discoveries                  10,564             43,106              892          32,896
Revisions of previous estimates              9,955            278,844           49,337         608,546
                                           -------          ---------          -------       ---------

Proved reserves, Dec. 31, 2005             321,953          3,391,630          209,530       4,867,038
Production                                ( 13,195)        (  323,337)        ( 24,921)     (  396,015)
Sale of minerals in place                 (  4,689)        (   44,111)            -               -
Extensions and discoveries                    -                  -               1,173         183,294
Revisions of previous estimates           ( 56,607)           523,021            4,115      (   74,502)
                                           -------          ---------          -------       ---------

Proved reserves, Dec. 31, 2006             247,462          3,547,203          189,897       4,579,815
                                           =======          =========          =======       =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                       316,007          3,408,166          184,357       4,671,214
                                           =======          =========          =======       =========
   December 31, 2005                       321,953          3,391,630          209,530       4,867,038
                                           =======          =========          =======       =========
   December 31, 2006                       247,462          3,547,203          189,897       4,579,815
                                           =======          =========          =======       =========


                                               I-F Partnership
                                               ---------------

                                            Discontinued Operations             Continuing Operations
                                          ---------------------------         -------------------------
                                            Crude            Natural            Crude         Natural
                                             Oil               Gas               Oil            Gas
                                          (Barrels)           (Mcf)           (Barrels)        (Mcf)
                                          ---------         ---------         ---------     -----------
Proved reserves, Dec. 31, 2003             123,360           499,977            73,904       2,085,297
Production                                (  7,513)         ( 40,232)         ( 12,430)     (  188,872)
Extensions and discoveries                  27,744            15,250               723          11,939
Revisions of previous estimates             15,479          ( 86,310)           17,627         104,146
                                           -------           -------           -------       ---------

Proved reserves, Dec. 31, 2004             159,070           388,685            79,824       2,012,510
Production                                (  7,538)         ( 39,727)         ( 10,600)     (  196,914)
Extensions and discoveries                   4,924            20,097               322          14,440
Revisions of previous estimates              6,882          (  6,735)           17,732         260,989
                                           -------           -------           -------       ---------

Proved reserves, Dec. 31, 2005             163,338           362,320            87,278       2,091,025
Production                                (  6,776)         ( 29,743)         ( 10,736)     (  173,684)
Sale of minerals in place                 (  3,283)         ( 22,548)             -               -
Extensions and discoveries                    -                 -                  565          88,749
Revisions of previous estimates           ( 17,736)         ( 21,927)            2,307      (   32,700)
                                           -------           -------           -------       ---------

Proved reserves, Dec. 31, 2006             135,543           288,102            79,414       1,973,390
                                           =======           =======           =======       =========
PROVED DEVELOPED RESERVES:
   December 31, 2004                       159,070           388,685            79,824       2,012,510
                                           =======           =======           =======       =========
   December 31, 2005                       163,338           362,320            87,278       2,091,025
                                           =======           =======           =======       =========
   December 31, 2006                       135,543           288,102            79,414       1,973,390
                                           =======           =======           =======       =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:















                  [Remainder of Page Intentionally Left Blank]

                                 I-E Partnership
                                 ---------------

                                                    2006
                              ----------------------------------------------
                                 First     Second       Third        Fourth
                              Quarter(2)  Quarter(2)  Quarter(2)    Quarter
                              ----------  ----------  ----------  ----------

Total Revenues                $1,036,742  $1,055,118  $1,105,220  $1,096,905
Gross Profit(1)                  692,712     744,349     891,659     734,803
Income from continuing
   operations                    546,194     622,638     771,307     614,392
Income from discontinued
   operations                    574,350     573,726     655,957     475,506
Net Income                     1,120,544   1,196,364   1,427,264   1,089,898
Limited Partners' Net
   Income per Unit                 22.62       24.20       28.72       22.08


                                                   2005
                              ----------------------------------------------
                                 First     Second       Third      Fourth
                              Quarter(2)  Quarter(2)  Quarter(2)  Quarter(2)
                              ----------  ----------  ----------  ----------

Total Revenues                $1,077,720  $1,062,333  $1,242,192  $1,419,331
Gross Profit(1)                  909,590     746,688     895,014     993,285
Income from continuing
   operations                    765,922     624,109     773,363     868,921
Income from discontinued
   operations                    598,417     513,333     656,134     585,498
Net Income                     1,364,339   1,137,442   1,429,497   1,454,419
Limited Partners' Net
   Income per Unit                 27.60       22.97       28.60       29.12

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion and amortization expenses, and impairment provision.

(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.

















                  [Remainder of Page Intentionally Left Blank]

                                 I-F Partnership
                                 ---------------

                                                   2006
                              --------------------------------------------
                                First       Second      Third      Fourth
                              Quarter(2)  Quarter(2)  Quarter(2)   Quarter
                              ----------  ----------  ----------  --------

Total Revenues                $443,189    $452,141    $478,227    $485,943
Gross Profit(1)                288,757     313,185     332,471     320,980
Income from continuing
   operations                  222,886     270,288     290,572     278,861
Income from discontinued
   operations                  103,541     114,666     139,605     165,121
Net Income                     326,427     384,954     430,177     443,982
Limited Partners' Net
   Income per unit               19.21       22.73       25.13       26.28


                                                   2005
                              ----------------------------------------------
                                First       Second      Third      Fourth
                              Quarter(2)  Quarter(2)  Quarter(2)  Quarter(2)
                              ----------  ----------  ----------  ----------

Total Revenues                $459,989    $452,657    $562,907    $601,357
Gross Profit(1)                405,634     301,800     402,582     387,881
Income from continuing
   operations                  342,020     258,429     360,065     341,823
Income from discontinued
   operations                  111,074      93,497     122,444     115,307
Net Income                     453,094     351,926     482,509     457,130
Net Partners' Net
   Income per Unit               26.75       20.74       28.06       26.31

------------
(1) Total revenues less oil and gas production expenses, depreciation, depletion and amortization expenses, and impairment provision.

(2) Quarterly and prior year amounts have been restated to reflect the sale of various oil and gas properties during 2006 and assets held for sale as of December 31, 2006 as discontinued operations, as described in Note 6 to the combined financial statements of the Partnership.











                  [Remainder of Page Intentionally Left Blank]

6. DISCONTINUED OPERATIONS

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $134,000 and $88,000 (net of fees), respectively to the I-E and I-F Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $159,000 and $103,000, respectively, for the I-E and I-F Partnerships. The gain for the Partnerships consisted of the proceeds received from the sale and the extinguishment of net liabilities of approximately $25,000 and $15,000, respectively, for the I-E and I-F Partnerships. Additional properties will be sold at auctions in 2007. The properties sold in the October auction and those scheduled to be sold in 2007 auctions represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations is as follows:











                  [Remainder of Page Intentionally Left Blank]

                                 I-E Partnership
                                 ---------------

                                      2006            2005            2004
                                  ------------    ------------    ------------

Oil and gas sales                 $2,611,270      $3,067,099       $2,421,222
Lease operating                  (   305,239)    (   428,894)     (   308,882)
Production tax                   (   153,717)    (   189,029)     (   158,734)
Depreciation, depletion, and
   amortization of oil and gas
   properties                    (    25,464)    (    95,794)     (    62,963)
Impairment provision             (     6,426)           -                -
                                   ---------       ---------        ---------
Income from discontinued
   operations                     $2,120,424      $2,353,382       $1,890,643
                                   =========       =========        =========


                                 I-F Partnership
                                 ---------------

                                     2006            2005             2004
                                  ------------     ----------     ------------

Oil and gas sales                   $579,731        $635,842       $  471,900
Lease operating                    ( 117,970)      ( 127,175)     (    99,976)
Production tax                     (  30,480)      (  33,506)     (    24,874)
Depreciation, depletion, and
   amortization of oil and gas
   properties                      (   8,322)      (  32,839)     (    10,909)
Impairment provision               (   3,095)           -                -
                                     -------         -------        ---------
Income from discontinued
   operations                       $419,864        $442,322       $  336,141
                                     =======         =======        =========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                   I-E
                                                                Partnership
                                                                -----------
      Accounts receivable - oil and gas sales                   $  547,487
      Oil and gas properties                                     9,511,410
      Accumulated depreciation, depletion,
         amortization and valuation allowance                  ( 8,652,389)
      Deferred charge                                                5,758
                                                                 ---------
      Net assets held for sale                                  $1,412,266
                                                                 =========


                                                                   I-F
                                                                Partnership
                                                                ------------
      Accounts receivable - oil and gas sales                   $    96,612
      Oil and gas properties                                      1,064,289
      Accumulated depreciation, depletion,
         amortization and valuation allowance                  (    741,470)
      Deferred charge                                                   843
                                                                 ----------
      Net assets held for sale                                  $   420,274
                                                                 ==========


Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                                   I-E
                                                                Partnership
                                                                -----------
      Accounts payable                                          $  138,927
      Accrued liability                                              2,717
                                                                 ---------
      Net liabilities - held for sale                           $  141,644
                                                                 =========

                                                                   I-F
                                                                Partnership
                                                                -----------
      Accounts payable                                          $   31,645
      Accrued liability                                              3,131
                                                                 ---------
      Net liabilities - held for sale                           $   34,776
                                                                 =========

7. SUBSEQUENT EVENT

      On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate on December 31, 2007.

      The following unaudited pro forma combined balance sheets as of December 31, 2006 give effect to a change from the going concern basis of accounting to the liquidation basis of accounting. The unaudited pro forma combined balance sheets are presented as if the change had occurred on December 31, 2006. The unaudited pro forma combined balance sheets are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma combined balance sheets. While these balance sheets are prepared with the intent of showing fair value, they are also based on estimates regarding (i) future net cash flows until the properties are sold and (ii) sales prices which will be received for the properties through the liquidation process. Actual current and future prices and costs, as well as the prices purchasers are willing to pay at the time the properties are sold, may differ materially from the estimates used in the preparation of the unaudited liquidation basis balance sheets.













                  [Remainder of Page Intentionally Left Blank]

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                 Historical         (Note B)        Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents     $1,437,732      ($ 1,437,732)     $      -
   Accounts receivable:
      Oil and gas sales             754,652      (    754,652)            -
   Assets held for sale           1,412,266      (  1,412,266)            -
                                  ---------        ----------       ----------
         Total current assets    $3,604,650      ($ 3,604,650)     $      -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                 1,616,226      (  1,616,226)            -
DEFERRED CHARGE                     355,077      (    355,077)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value          -           28,759,533       28,759,533
                                  ---------        ----------       ----------
                                 $5,575,953       $23,183,580      $28,759,533
                                  =========        ==========       ==========

                                                     Pro Forma
                                                    Adjustments
                                                   To Liquidation    Liquidation
                                                  Basis Accounting      Basis
                                    Historical        (Note B)        Pro Forma
                                    -----------   ----------------   -----------

CURRENT LIABILITIES:
   Accounts payable                 $  323,640     ($   323,640)     $      -
   Gas imbalance payable               114,821     (    114,821)            -
   Asset retirement obligation -
      current                            7,544     (      7,544)            -
   Asset retirement obligation -
      held for sale                     92,200     (     92,200)            -
   Liabilities - held for sale         141,644     (    141,644)            -
                                     ---------      -----------       ----------
      Total current
        liabilities                 $  679,849     ($   679,849)     $      -

LONG-TERM LIABILITIES:
   Accrued liability                $  111,454     ($   111,454)     $      -
   Asset retirement obligation         623,781     (    623,781)            -
                                     ---------       ----------       ----------
      Total long-term
         liabilities                $  735,235     ($   735,235)     $      -

PARTNER'S CAPITAL (DEFICIT):
   General Partner                 ($   22,027)     $ 3,894,025      $ 3,871,998
   Limited Partners, issued
     and outstanding
     41,839 units                    4,182,896       20,704,639       24,887,535
                                     ---------       ----------       ----------
      Total partners'
         capital                    $4,160,869      $24,598,664      $28,759,533
                                     ---------       ----------       ----------
                                    $5,575,953      $23,183,580      $28,759,533
                                     =========       ==========       ==========

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   Unaudited Pro Forma Combined Balance Sheet
                                December 31, 2006


                                                   Pro Forma
                                                  Adjustments
                                                 To Liquidation    Liquidation
                                                Basis Accounting      Basis
                                 Historical          (Note B)      Pro Forma
                                 -----------    ----------------   -----------

CURRENT ASSETS:
   Cash and cash equivalents     $  463,623      ($  463,623)      $     -
   Accounts receivable:
      Oil and gas sales             329,655      (   329,655)            -
   Assets held for sale             420,274      (   420,274)            -
                                  ---------        ---------        ---------
         Total current assets    $1,213,552      ($1,213,552)      $     -

NET OIL AND GAS PROPERTIES,
   utilizing the successful
   efforts method                   679,023      (   679,023)            -
DEFERRED CHARGE                     275,721      (   275,721)            -
NET ASSETS OF PARTNERSHIP
IN LIQUIDATION, at fair value          -           9,384,249        9,384,249
                                  ---------        ---------        ---------
                                 $2,168,296       $7,215,953       $9,384,249
                                  =========        =========        =========

                                                     Pro Forma
                                                    Adjustments
                                                   To Liquidation    Liquidation
                                                  Basis Accounting      Basis
                                    Historical        (Note B)        Pro Forma
                                    -----------   ----------------   -----------

CURRENT LIABILITIES:
   Accounts payable                 $  171,433     ($   171,433)      $     -
   Gas imbalance payable                35,618     (     35,618)            -
   Asset retirement obligation -
      current                            3,610     (      3,610)            -
   Asset retirement obligation -
      held for sale                     41,923     (     41,923)            -
   Liabilities - held for sale          34,776     (     34,776)            -
                                     ---------      -----------        ---------
      Total current
        liabilities                 $  287,360     ($   287,360)      $     -

LONG-TERM LIABILITIES:
   Accrued liability                $  104,680     ($   104,680)      $     -
   Asset retirement obligation         269,022     (    269,022)            -
                                     ---------       ----------        ---------
      Total long-term
         liabilities                $  373,702     ($   373,702)      $     -

PARTNER'S CAPITAL (DEFICIT):
   General Partner                  $   22,109      $ 1,220,921       $1,243,030
   Limited Partners, issued
     and outstanding
     14,321 units                    1,485,125        6,656,094        8,141,219
                                     ---------       ----------        ---------
      Total Partners'
         capital                    $1,507,234      $ 7,877,015       $9,384,249
                                    ----------       ----------        ---------
                                    $2,168,296      $ 7,215,953       $9,384,249
                                     =========       ==========        =========

      NOTE A - Basis of presentation

      The unaudited pro forma combined balance sheets as of December 31, 2006 are presented as if the change in the basis of accounting from the going concern basis to the liquidation basis occurred on December 31, 2006. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value.

      NOTE B - Pro forma adjustments

      Adjustments have been made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable have all been valued at their historical cost, which approximates fair value. Oil and gas properties have been valued at their estimated net sales price, which have been estimated utilizing discounted cash flows based on strip pricing as of February 5, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non- producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of partnership in liquidation to the General Partner and limited partners were calculated using the current allocation of income and expenses, which may change.

                               INDEX TO EXHIBITS
                               -----------------
Exh.
No.         Exhibit
----        -------

 4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.2 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.9 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.23 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.10 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.12 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.14       Sixth  Amendment  to Amended  and  Restated  Certificate  of Limited

            Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.28 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.15 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.21 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.23 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated October 27, 2006 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.37 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 4.28       Sixth   Amendment   to   Amended   and   Restated   Certificate   of

            Limited Partnership dated October 27, 2005 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.27 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 10.7 Sixth Amendment to Amended and Restated Agreement of partnership dated October 27, 2005 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.14 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

 10.8 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.10 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.12 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.13 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

 10.14 Sixth Amendment to Amended and Restated Agreement of partnership dated October 27, 2005 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.21 to Annual Report on Form 10-K for period ended December 31, 2005, filed with the SEC on March 29, 2006 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.