Form 10-Q
period 2007-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2007-05-18
CIK 806613, 811031

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2007


Commission File Number:

      I-E:  0-15832           I-F:  0-15833

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
            --------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                          I-E 73-1270110
         Oklahoma                         I-F 73-1292669
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         No.)
     organization)


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

                             Large accelerated filer
                  --------

                             Accelerated filer
                  --------

                      X      Non-accelerated filer
                  --------


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

                        PART I. FINANCIAL INFORMATION

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $26,649,796
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 3,627,657
   Limited Partners, issued and
      outstanding, 41,839 units                                 23,022,139
                                                               -----------
        Total Partners' capital                                $26,649,796
                                                               ===========
































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 6,645,192
   Adjust assets to fair value, net of
      estimated selling costs                                    22,516,934
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  3,135,803)
   Revenues from February 5, 2007 to March 31, 2007               1,008,421
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    384,948)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $26,649,796
                                                                ===========






























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,437,732
   Accounts receivable:
      Oil and gas sales                                            754,652
   Assets held for sale (Note 3)                                 1,412,266
                                                                ----------
        Total current assets                                    $3,604,650
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,616,226

DEFERRED CHARGE                                                    355,077
                                                                ----------
                                                                $5,575,953
                                                                ==========
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  323,640
   Gas imbalance payable                                           114,821
   Asset retirement obligation -
      current (Note 1)                                               7,544
   Asset retirement obligation -
      assets held for sale                                          92,200
   Liabilities - held for sale                                     141,644
                                                                ----------
        Total current liabilities                               $  679,849

LONG-TERM LIABILITIES:
   Accrued liability                                            $  111,454
   Asset retirement obligation (Note 1)                            623,781
                                                                ----------
        Total long-term liabilities                             $  735,235
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   22,027)
   Limited Partners, issued and
      outstanding, 41,839 units                                  4,182,896
                                                                ----------
        Total Partners' capital                                 $4,160,869
                                                                ----------
                                                                $5,575,953
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                           $  293,549       $1,021,771
   Interest income                                  3,868           14,971
                                               ----------       ----------
                                               $  297,417       $1,036,742

COSTS AND EXPENSES:
   Lease operating                             $   78,360       $  230,906
   Production tax                                  19,899           67,356
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   11,549           45,768
   General and administrative
      (Note 2)                                     42,989          146,518
                                               ----------       ----------
                                               $  152,797       $  490,548
                                               ----------       ----------

INCOME FROM CONTINUING OPERATIONS              $  144,620       $  546,194

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    172,407          574,350
   Gain on disposal of discontinued
      operations                                2,211,545                -
                                               ----------       ----------
NET INCOME                                     $2,528,572       $1,120,544
                                               ==========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $   22,730       $   86,091
   Net income from discontinued
      operations                                  357,651           88,124
                                               ----------       ----------
   NET INCOME                                  $  380,381       $  174,215
                                               ==========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $  121,890       $  460,103
   Net income from discontinued
      operations                                2,026,301          486,226
                                               ----------       ----------
   NET INCOME                                  $2,148,191       $  946,329
                                               ==========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $     2.91       $    11.00
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                              48.43            11.62
                                               ----------       ----------
NET INCOME PER UNIT                            $    51.34       $    22.62
                                               ==========       ==========

UNITS OUTSTANDING                                  41,839           41,839





































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,       MARCH 31,
                                                 2007             2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,528,572       $1,120,544
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,964           59,850
      Gain on disposal of discontinued
        operations                           ( 2,211,545)               -
      Settlement of asset retirement
        obligation                                     -      (    92,023)
      Decrease in accounts receivable -
        oil and gas sales                         19,832          645,458
      Increase (decrease) in accounts
        payable                              (    30,493)          27,027
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  318,330       $1,760,856
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,325)     ($   32,100)
                                              ----------       ----------
Net cash used by investing
   activities                                ($   18,325)     ($   32,100)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   44,249)     ($1,435,985)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   44,249)     ($1,435,985)
                                              ----------       ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  255,756       $  292,771

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,437,732        1,838,920
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,693,488       $2,131,691
                                              ==========       ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                 MARCH 31,
                                                                   2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $ 9,245,484
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,249,354
   Limited Partners, issued and
      outstanding, 14,321 units                                  7,996,130
                                                               -----------
        Total Partners' capital                                $ 9,245,484
                                                               ===========


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $1,591,898
   Adjust assets to fair value, net of
      estimated selling costs                                    7,726,108
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (   271,125)
   Revenues from February 5, 2007 to March 31, 2007                377,965
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (   179,362)
                                                                ----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $9,245,484
                                                                ==========






























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                                DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  463,623
   Accounts receivable:
      Oil and gas sales                                            329,655
   Assets held for sale (Note 3)                                   420,274
                                                                ----------
        Total current assets                                    $1,213,552

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   679,023

DEFERRED CHARGE                                                    275,721
                                                                ----------
                                                                $2,168,296
                                                                ==========
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $  171,433
   Gas imbalance payable                                            35,618
   Asset retirement obligation -
      current (Note 1)                                               3,610
   Asset retirement obligation -
      assets held for sale                                          41,923
   Liabilities - held for sale                                      34,776
                                                                ----------
        Total current liabilities                               $  287,360

LONG-TERM LIABILITIES:
   Accrued liability                                            $  104,680
   Asset retirement obligation (Note 1)                            269,022
                                                                ----------
        Total long-term liabilities                             $  373,702

PARTNERS' CAPITAL:
   General Partner                                              $   22,109
   Limited Partners, issued and
      outstanding, 14,321 units                                  1,485,125
                                                                ----------
        Total Partners' capital                                 $1,507,234
                                                                ----------
                                                                $2,168,296
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                             $131,905         $437,879
   Interest income                                  1,193            5,310
                                                 --------         --------
                                                 $133,098         $443,189

COSTS AND EXPENSES:
   Lease operating                               $ 33,316         $106,152
   Production tax                                   9,327           29,046
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    4,937           19,234
   General and administrative
      (Note 2)                                     16,108           65,871
                                                 --------         --------
                                                 $ 63,688         $220,303
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS                $ 69,410         $222,886

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     28,425          103,541
                                                 --------         --------
NET INCOME                                       $ 97,835         $326,427
                                                 ========         ========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $ 10,924         $ 35,329
   Net income from discontinued
      operations                                    4,289           16,110
                                                 --------         --------
   NET INCOME                                    $ 15,213         $ 51,439
                                                 ========         ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 58,486         $187,557
   Net income from discontinued
      operations                                   24,136           87,431
                                                 --------         --------
   NET INCOME                                    $ 82,622         $274,988
                                                 ========         ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   4.08         $  13.10
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.69             6.11
                                                 --------         --------
NET INCOME PER UNIT                              $   5.77         $  19.21
                                                 ========         ========

UNITS OUTSTANDING                                  14,321           14,321



































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,       MARCH 31,
                                                 2007             2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 97,835         $326,427
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,118           23,370
      Settlement of asset retirement
        obligation                                     -        (  63,270)
      Decrease in accounts receivable -
        oil and gas sales                         19,300          158,926
      Increase (decrease) in accounts
        payable                                (  20,103)          56,103
                                                --------         --------
Net cash provided by operating
   activities                                   $102,150         $501,556
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,879)       ($ 16,190)
                                                --------         --------
Net cash used by investing
   activities                                  ($  9,879)       ($ 16,190)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 13,171)       ($497,843)
                                                --------         --------
Net cash used by financing
   activities                                  ($ 13,171)       ($497,843)
                                                --------         --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 79,100        ($ 12,477)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           463,623          684,976
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $542,723         $672,499
                                                ========         ========



         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
        CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the production partnerships, collectively. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three months ended March 31, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners.

      The following table presents the estimated change in value of net assets of Partnership in liquidation presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at March 31, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         I-E               $534,000         $3,029,000        $3,563,000
         I-F                200,000          1,132,000         1,332,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of March 31, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of March 31, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at March 31, 2007, the combined unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to March 31, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.


      STATEMENTS OF CASH FLOWS
      ------------------------

      Cash flows from operating, investing and financing activities presented in the combined unaudited statements of cash flows include cash flows attributable to discontinued operations and assets held for sale for all periods presented.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes of net assets of Partnership in liquidation.


      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to
      the combined unaudited financial statements for additional information regarding this matter.


      RECLASSIFICATION
      ----------------

      Certain prior year balances were reclassified to conform with current year presentation.


      OIL AND GAS PROPERTIES
      ----------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

      The Partnerships evaluated the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeded the expected undiscounted future cash flows for such properties, the cost of the properties was written down to fair value, which was determined by using the estimated discounted future cash flows from the properties.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Cash flows will not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended March 31, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-E                  $46,583                  $116,220
               I-F                   32,770                    39,780

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates during the three months ended March 31, 2007 is approximately $15,000 and $7,000, respectively, for the I-E and I-F Partnerships.


3.    DISCONTINUED OPERATIONS
      -----------------------
      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the I-E Partnership sold its interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $2,214,000 (net of fees). The sale resulted in a gain on disposal of discontinued operations of approximately $2,212,000 for the I-E Partnership. The properties sold in the February, 2007 auction and remaining properties classified as assets held for sale represent a "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements for additional information regarding this matter.

     Net income from discontinued operations is as follows:

                                 I-E Partnership
                                 ---------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                 2007               2006
                                             -------------     -------------

      Oil and gas sales                         $198,296          $706,411
      Lease operating                          (  12,177)        (  67,129)
      Production tax                           (  13,297)        (  50,850)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (     415)        (  14,082)
                                                --------          --------
      Income from discontinued
         operations                             $172,407          $574,350
                                                ========          ========

                                 I-F Partnership
                                 ---------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                 2007               2006
                                             -------------     -------------

      Oil and gas sales                          $36,245          $158,548
      Lease operating                           (  5,447)        (  42,076)
      Production tax                            (  2,192)        (   8,795)
      Accretion and Depreciation,
         depletion, and amortization
         of oil and gas properties              (    181)        (   4,136)
                                                 -------          --------
      Income from discontinued
         operations                              $28,425          $103,541
                                                 =======          ========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                    I-E
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  547,487
      Oil and gas properties                                      9,511,410
      Accumulated depreciation, depletion,
         and amortization and valuation
         allowance                                              ( 8,652,389)
      Deferred charge                                                 5,758
                                                                 ----------
      Net assets held for sale                                   $1,412,266
                                                                 ==========

                                                                    I-F
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $   96,612
      Oil and gas properties                                      1,064,289
      Accumulated depreciation, depletion,
         and amortization and valuation
         allowance                                              (   741,470)
      Deferred charge                                                   843
                                                                 ----------
      Net assets held for sale                                   $  420,274
                                                                 ==========

Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                                    I-E
                                                                Partnership
                                                                -----------

      Accounts payable                                           $  138,927
      Accrued liability                                               2,717
                                                                 ----------
      Net liabilities - held for sale                            $  141,644
                                                                 ==========


                                                                    I-F
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   31,645
      Accrued liability                                               3,131
                                                                 ----------
      Net liabilities - held for sale                            $   34,776
                                                                 ==========


4.    PARTNERSHIP TERMINATION
      -----------------------

      The Partnerships would have terminated on December 31, 1999 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension, thereby extending the termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      Unrelated to the Partnerships' termination, the General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales are not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

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


PARTNERSHIP TERMINATION
-----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

GENERAL
-------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as limited partners, having made capital contributions in the amounts and on the dates set forth below:

                                                            Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 I-E          September 10, 1986          $41,839,400
                 I-F          December 16, 1986            14,320,900

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the limited partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      On February 1, 2007, the I-E Partnership sold its interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $2,214,000 (net of fees). No such sales occurred during the three months ended March 31, 2006 for the I-E Partnership. No such sales occurred during the three months ended March 31, 2007 and 2006 for the I-F Partnership.

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the limited partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      The reader should refer to the discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three months ended March 31, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculate depreciation, depletion, and amortization.

      The Deferred Charge on the Combined Unaudited Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf. The Deferred Charge and Accrued Liability are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party. The gas imbalance payables are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. The asset retirement obligations are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes of net assets of Partnership in liquidation.

PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The net present values of the Partnerships' reserves are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. Recently, the sale of oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes;
            *     Market expectations; and
            *     The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas
                  prices),     mechanical     difficulties,     loss     of    a
                  market/transportation,    or    performance    of   workovers,
                  recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            *     Adjustments   in  ownership  or  rights  to   production  in
                  accordance  with  agreements   governing  the  operation  or
                  ownership of the well (such as
                  adjustments  that occur at payout or due to gas  balancing);
                  and
            *     Completion  of  enhanced   recovery  projects  which  increase
                  production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      I-E PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $293,549
      Oil and gas production expenses                          $ 98,259
      Barrels produced                                            1,903
      Mcf produced                                               36,270
      Average price/Bbl                                        $  49.02
      Average price/Mcf                                        $   5.52

      Income and expenses for the I-E Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,690
      Mcf produced                                              108,901
      Average price/Bbl                                      $    53.17
      Average price/Mcf                                      $     6.39

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $  998,851
      Interest income                                             9,570
                                                             ----------
                                                             $1,008,421
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $  197,117
      Production tax                                             62,644
      Accretion expense                                           5,373
      General and administrative                                119,814
                                                             ----------
                                                             $  384,948
                                                             ==========

      I-F PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $131,905
      Oil and gas production expenses                          $ 42,643
      Barrels produced                                              797
      Mcf produced                                               16,420
      Average price/Bbl                                        $  47.89
      Average price/Mcf                                        $   5.71

      Income and expenses for the I-F Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,701
      Mcf produced                                               35,159
      Average price/Bbl                                        $  51.61
      Average price/Mcf                                        $   6.71

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $375,299
      Interest income                                             2,666
                                                               --------
                                                               $377,965
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 97,379
      Production tax                                             23,189
      Accretion expense                                           2,352
      General and administrative                                 56,442
                                                               --------
                                                               $179,362
                                                               ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4T.    CONTROLS AND PROCEDURES

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

            During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS


            31.1  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the I-E Partnership.

            31.2  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the I-E Partnership.

            31.3  Certification   by   Dennis   R.   Neill   required   by  Rule
                  13a-14(a)/15d-14(a) for the I-F Partnership.

            31.4  Certification   by   Craig   D.   Loseke   required   by  Rule
                  13a-14(a)/15d-14(a) for the I-F Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-E Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-F Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 18, 2007                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 18, 2007                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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