Form 10-Q
period 2007-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2007-08-20
CIK 806613, 811031

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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



                                                                 JUNE 30,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $27,920,973
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 3,783,612
   Limited Partners, issued and
      outstanding, 41,839 units                                 24,137,361
                                                               -----------
        Total Partners' capital                                $27,920,973
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


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 6,645,192
   Adjust assets to fair value, net of
      estimated selling costs                                    22,516,934
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  3,135,803)
   Revenues from February 5, 2007 to March 31, 2007               1,008,421
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    384,948)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $26,649,796

   Change in fair value of assets, net of
      estimated selling costs                                     1,041,770
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    803,627)
   Revenues from April 1, 2007 to June 30, 2007                   1,572,395
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    539,361)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $27,920,973
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

                                                               THREE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                   2006
                                                               ------------

REVENUES:
   Oil and gas sales                                            $1,038,617
   Interest income                                                  16,501
                                                                ----------
                                                                $1,055,118

COSTS AND EXPENSES:
   Lease operating                                              $  213,293
   Production tax                                                   61,083
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                    36,393
   General and administrative
      (Note 2)                                                     121,711
                                                                ----------
                                                                $  432,480
                                                                ----------

INCOME FROM CONTINUING OPERATIONS                               $  622,638

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     573,726
                                                                ----------
NET INCOME                                                      $1,196,364
                                                                ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                                $   96,016
   Net income from discontinued
      operations                                                    87,545
                                                                ----------
   NET INCOME                                                   $  183,561
                                                                ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                $  526,622
   Net income from discontinued
      operations                                                   486,181
                                                                ----------
   NET INCOME                                                   $1,012,803
                                                                ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                          $    12.58
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               11.62
                                                                ----------
NET INCOME PER UNIT                                             $    24.20
                                                                ==========

UNITS OUTSTANDING                                                   41,839


































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

                                              PERIOD FROM       SIX MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        JUNE 30,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                           $  293,549       $2,060,388
   Interest income                                  3,868           31,472
                                               ----------       ----------
                                               $  297,417       $2,091,860

COSTS AND EXPENSES:
   Lease operating                             $   78,360       $  444,199
   Production tax                                  19,899          128,439
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   11,549           82,161
   General and administrative
      (Note 2)                                     42,989          268,229
                                               ----------       ----------
                                               $  152,797       $  923,028
                                               ----------       ----------

INCOME FROM CONTINUING OPERATIONS              $  144,620       $1,168,832


DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    172,407        1,148,076
   Gain on disposal of discontinued
      operations                                2,211,545                -
                                               ----------       ----------
NET INCOME                                     $2,528,572       $2,316,908
                                               ==========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $   22,730       $  182,107
   Net income from discontinued
      operations                                  357,651          175,669
                                               ----------       ----------
   NET INCOME                                  $  380,381       $  357,776
                                               ==========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $  121,890       $  986,725
   Net income from discontinued
      operations                                2,026,301          972,407
                                               ----------       ----------
   NET INCOME                                  $2,148,191       $1,959,132
                                               ==========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $     2.91       $    23.58
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                              48.43            23.24
                                               ----------       ----------
NET INCOME PER UNIT                            $    51.34       $    46.82
                                               ==========       ==========

UNITS OUTSTANDING                                  41,839           41,839


































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

                                              PERIOD FROM      SIX MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,       JUNE 30,
                                                 2007             2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,528,572       $2,316,908
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,964          106,859
      Gain on disposal of discontinued
        operations                           ( 2,211,545)               -
      Settlement of asset retirement
        obligation                                     -      (    92,023)
      Decrease in accounts receivable -
        oil and gas sales                         19,832          752,617
      Decrease in deferred charge                      -           22,685
      Decrease in accounts payable           (    30,493)     (    52,649)
      Decrease in gas imbalance
        payable                                        -      (     2,797)
      Decrease in accrued liability                    -      (     4,452)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  318,330       $3,047,148
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,325)     ($   63,815)
                                              ----------       ----------
Net cash used by investing
   activities                                ($   18,325)     ($   63,815)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   44,249)     ($3,018,521)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   44,249)     ($3,018,521)
                                              ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  255,756      ($   35,188)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,437,732        1,838,920
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,693,488       $1,803,732
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



                                                                 JUNE 30,
                                                                   2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $ 9,640,104
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,295,195
   Limited Partners, issued and
      outstanding, 14,321 units                                  8,344,909
                                                               -----------
        Total Partners' capital                                $ 9,640,104
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


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO JUNE 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $1,591,898
   Adjust assets to fair value, net of
      estimated selling costs                                    7,726,108
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (   271,125)
   Revenues from February 5, 2007 to March 31, 2007                377,965
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (   179,362)
                                                                ----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $9,245,484

   Change in fair value of assets, net of
      estimated selling costs                                      245,420
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (   236,860)
   Revenues from April 1, 2007 to June 30, 2007                    617,855
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (   231,795)
                                                                ----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $9,640,104
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

                                                               THREE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                   2006
                                                               ------------

REVENUES:
   Oil and gas sales                                              $446,807
   Interest income                                                   5,334
                                                                  --------
                                                                  $452,141

COSTS AND EXPENSES:
   Lease operating                                                $ 98,653
   Production tax                                                   26,909
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                    13,394
   General and administrative
      (Note 2)                                                      42,897
                                                                  --------
                                                                  $181,853
                                                                  --------

INCOME FROM CONTINUING OPERATIONS                                 $270,288

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                     114,666
                                                                  --------
NET INCOME                                                        $384,954
                                                                  ========
GENERAL PARTNER:
   Net income from continuing
      operations                                                  $ 41,618
   Net income from discontinued
      operations                                                    17,706
                                                                  --------
   NET INCOME                                                     $ 59,324
                                                                  ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                  $228,670
   Net income from discontinued
      operations                                                    96,960
                                                                  --------
   NET INCOME                                                     $325,630
                                                                  ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                            $  15.96
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                                6.77
                                                                  --------
NET INCOME PER UNIT                                               $  22.73
                                                                  ========

UNITS OUTSTANDING                                                   14,321





































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

                                              PERIOD FROM       SIX MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        JUNE 30,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                             $131,905         $884,686
   Interest income                                  1,193           10,644
                                                 --------         --------
                                                 $133,098         $895,330

COSTS AND EXPENSES:
   Lease operating                               $ 33,316         $204,805
   Production tax                                   9,327           55,955
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    4,937           32,628
   General and administrative
      (Note 2)                                     16,108          108,768
                                                 --------         --------
                                                 $ 63,688         $402,156
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS                $ 69,410         $493,174

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     28,425          218,207
                                                 --------         --------
NET INCOME                                       $ 97,835         $711,381
                                                 ========         ========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $ 10,924         $ 76,947
   Net income from discontinued
      operations                                    4,289           33,816
                                                 --------         --------
   NET INCOME                                    $ 15,213         $110,763
                                                 ========         ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 58,486         $416,227
   Net income from discontinued
      operations                                   24,136          184,391
                                                 --------         --------
   NET INCOME                                    $ 82,622         $600,618
                                                 ========         ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   4.08         $  29.06
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.69            12.88
                                                 --------         --------
NET INCOME PER UNIT                              $   5.77         $  41.94
                                                 ========         ========

UNITS OUTSTANDING                                  14,321           14,321





































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

                                              PERIOD FROM      SIX MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,       JUNE 30,
                                                 2007             2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 97,835         $711,381
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,118           40,377
      Settlement of asset retirement
        obligation                                     -        (  63,270)
      Decrease in accounts receivable -
        oil and gas sales                         19,300          164,667
      Decrease in deferred charge                      -           14,499
      Increase (decrease) in accounts
        payable                                (  20,103)          40,907
      Decrease in gas imbalance
        payable                                        -        (     992)
      Decrease in accrued liability                    -        (   3,968)
                                                --------         --------
Net cash provided by operating
   activities                                   $102,150         $903,601
                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,879)       ($ 30,345)
                                                --------         --------
Net cash used by investing
   activities                                  ($  9,879)       ($ 30,345)
                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 13,171)       ($950,192)
                                                --------         --------
Net cash used by financing
   activities                                  ($ 13,171)       ($950,192)
                                                --------         --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 79,100        ($ 76,936)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           463,623          684,976
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $542,723         $608,040
                                                ========         ========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
        CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the production partnerships, collectively. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

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

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at June 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         I-E               $541,000         $3,065,000        $3,606,000
         I-F                199,000          1,130,000         1,329,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of June 30, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of June 30, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at June 30, 2007, the combined unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three and six months ended June 30, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to June 30, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the six months ended June 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.


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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended June 30, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-E                  $24,638                  $116,220
               I-F                   11,905                    39,780

      During the six months ended June 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-E                  $71,221                  $232,440
               I-F                   44,675                    79,560

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates:

                             Three Months Ended    Six Months Ended
            Partnership         June 30, 2007        June 30, 2007
            -----------      -------------------  -------------------
               I-E                $16,000               $31,000
               I-F                  8,000                15,000


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

      Net income from discontinued operations is as follows:

                                 I-E Partnership
                                 ---------------

                                                               Three Months
                                                                  Ended
                                                                 June 30,
                                                                  2006
                                                               -------------

      Oil and gas sales                                         $  664,869
      Lease operating                                          (    39,325)
      Production tax                                           (    41,202)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                             (    10,616)
                                                                ----------
      Income from discontinued
         operations                                             $  573,726
                                                                ==========


                                            Period from          Six Months
                                           January 1, to           Ended
                                            February 4,           June 30,
                                               2007                 2006
                                           -------------       -------------

      Oil and gas sales                       $198,296          $1,371,280
      Lease operating                        (  12,177)        (   106,454)
      Production tax                         (  13,297)        (    92,052)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties           (     415)        (    24,698)
                                              --------          ----------
      Income from discontinued
         operations                           $172,407          $1,148,076
                                              ========          ==========

                                 I-F Partnership
                                 ---------------

                                                               Three Months
                                                                  Ended
                                                                 June 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                           $146,749
      Lease operating                                            (  20,957)
      Production tax                                             (   7,513)
      Accretion and Depreciation,
         depletion, and amortization
         of oil and gas properties                               (   3,613)
                                                                  --------
      Income from discontinued
         operations                                               $114,666
                                                                  ========


                                              Period from       Six Months
                                             January 1, to         Ended
                                              February 4,         June 30,
                                                 2007               2006
                                             -------------     -------------

      Oil and gas sales                          $36,245          $305,297
      Lease operating                           (  5,447)        (  63,033)
      Production tax                            (  2,192)        (  16,308)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    181)        (   7,749)
                                                 -------          --------
      Income from discontinued
         operations                              $28,425          $218,207
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

      The General Partner commenced liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

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

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer and right of presentment as of March 9, 2007. In addition, the General Partner ceased processing transfers among third parties which were not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.


5.    SUBSEQUENT EVENT
      ----------------

      On July 11, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:


                            Proceeds
      Partnership         (net of fees)            Gain
      -----------         -------------         -----------
         I-E                $2,799,000          $1,004,000
         I-F                 1,061,000             383,000

      On August 8, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties, Samson Lone Star, LLC, an affiliate of the General Partner, and Samson Resources Company, another affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of Fees)

                                                Affiliates
                                                  Of the
                           Independent            General
      Partnership         Third Parties           Partner           Total
      -----------         -------------         -----------      ----------
         I-E                $2,720,000          $3,482,000       $6,202,000
         I-F                 1,110,000             267,000        1,377,000

      The sale resulted in a loss of approximately $248,000 for the I-E Partnership and a gain of approximately $20,000 for the I-F Partnership.

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

      On February 1, 2007 the I-E Partnership sold its interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $2,214,000 (net of fees). No such sales occurred during the six months ended June 30, 2006 for the I-E Partnership. No such sales occurred during the six months ended June 30, 2007 and 2006 for the I-F Partnership.

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the limited partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and six months ended June 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes in net assets of Partnership in liquidation.

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

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of June 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. Recently, the sale of oil and gas properties is a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes;
            *     Market expectations; and
            *     The effect of worldwide energy conservation.

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

            * Completion of enhanced recovery projects which increase production for the well; and
            *     Sales of properties.

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

      Income and expenses for the I-E Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,690
      Mcf produced                                              108,901
      Average price/Bbl                                      $    53.17
      Average price/Mcf                                      $     6.39

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $  998,851
      Interest income                                             9,570
                                                             ----------
                                                             $1,008,421
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $  197,117
      Production tax                                             62,644
      Accretion expense                                           5,373
      General and administrative                                119,814
                                                             ----------
                                                             $  384,948
                                                             ==========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            9,137
      Mcf produced                                              150,991
      Average price/Bbl                                      $    62.64
      Average price/Mcf                                      $     6.54

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                      $1,559,880
      Interest income                                            12,515
                                                             ----------
                                                             $1,572,395
                                                             ==========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                        $  292,333
      Production tax                                             98,133
      Accretion expense                                           8,037
      General and administrative                                140,858
                                                             ----------
                                                             $  539,361
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

      Income and expenses for the I-F Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and six months ended June 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,701
      Mcf produced                                               35,159
      Average price/Bbl                                        $  51.61
      Average price/Mcf                                        $   6.71

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $375,299
      Interest income                                             2,666
                                                               --------
                                                               $377,965
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 97,379
      Production tax                                             23,189
      Accretion expense                                           2,352
      General and administrative                                 56,442
                                                               --------
                                                               $179,362
                                                               ========

      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            4,253
      Mcf produced                                               51,202
      Average price/Bbl                                        $  63.28
      Average price/Mcf                                        $   6.74

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                        $614,448
      Interest income                                             3,407
                                                               --------
                                                               $617,855
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                          $139,216
      Production tax                                             37,369
      Accretion expense                                           3,525
      General and administrative                                 51,685
                                                               --------
                                                               $231,795
                                                               ========

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

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDSINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the I-E and I-F Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal Settlement Agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Settlement Agreement has been preliminarily approved by the Court, but is still subject to final Court approval. A hearing for final Court approval is currently scheduled for September 10, 2007.
      Plaintiffs' counsel, subject to Court approval, has allocated the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Following is the I-E and I-F Partnerships' share of this total settlement amount:

                     Partnership       Amount
                     -----------       -------
                        I-E            $31,003
                        I-F             14,454

      These amounts have been accrued for the period February 5 through June 30, 2007, and will be paid by these Partnerships within approximately ninety days following the Court's final approval of the Settlement Agreement.

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


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 20, 2007              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 20, 2007              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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