Form 10-Q
period 2007-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2007-11-13
CIK 806613, 811031

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $23,627,341
                                                                ===========
PARTNERS' CAPITAL:
   General Partner                                              $ 2,043,107
   Limited Partners, issued and
      outstanding, 41,839 units                                  21,584,234
                                                                -----------
        Total Partners' capital                                 $23,627,341
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

                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $ 6,645,192
   Adjust assets to fair value, net of
      estimated selling costs                                    22,516,934
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  3,135,803)
   Revenues from February 5, 2007 to March 31, 2007               1,008,421
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    384,948)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $26,649,796

   Change in fair value of assets, net of
      estimated selling costs                                     1,041,770
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (    803,627)
   Revenues from April 1, 2007 to June 30, 2007                   1,572,395
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (    539,361)
                                                                -----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $27,920,973

   Change in fair value of assets, net of
      estimated selling costs                                       590,602

   Partners' distributions from July 1, 2007
      to September 30, 2007                                    (  5,567,955)
   Revenues from July 1, 2007 to September 30, 2007               1,110,263
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (    426,542)
                                                                -----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $23,627,341
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

                                                              THREE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,
                                                                  2006
                                                              -------------

REVENUES:
   Oil and gas sales                                           $1,087,871
   Interest income                                                 14,574
   Other income                                                     2,775
                                                               ----------
                                                               $1,105,220

COSTS AND EXPENSES:
   Lease operating                                             $   59,530
   Production tax                                                  62,208
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                   49,269
   Impairment provision                                            42,554
   General and administrative
      (Note 2)                                                    120,352
                                                               ----------
                                                               $  333,913
                                                               ----------

INCOME FROM CONTINUING OPERATIONS                              $  771,307

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                    655,957
                                                               ----------
NET INCOME                                                     $1,427,264
                                                               ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $  126,365
   Net income from discontinued
      operations                                                   99,656
                                                               ----------
   NET INCOME                                                  $  226,021
                                                               ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                                $  644,942
   Net income from discontinued
      operations                                                   556,301
                                                                ----------
   NET INCOME                                                   $1,201,243
                                                                ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                          $    15.42
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                               13.30
                                                                ----------
NET INCOME PER UNIT                                             $    28.72
                                                                ==========

UNITS OUTSTANDING                                                   41,839






























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

                                           PERIOD FROM       NINE MONTHS
                                          JANUARY 1, TO        ENDED
                                           FEBRUARY 4,      SEPTEMBER 30,
                                              2007              2006
                                          -------------     -------------

REVENUES:
   Oil and gas sales                        $  293,549       $3,148,259
   Interest income                               3,868           46,046
   Other income                                      -            2,775
                                            ----------       ----------
                                            $  297,417       $3,197,080

COSTS AND EXPENSES:
   Lease operating                          $   78,360       $  503,729
   Production tax                               19,899          190,647
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                11,549          131,430
   Impairment provision                              -           42,554
   General and administrative
      (Note 2)                                  42,989          388,581
                                            ----------       ----------
                                            $  152,797       $1,256,941
                                            ----------       ----------

INCOME FROM CONTINUING OPERATIONS           $  144,620       $1,940,139


DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                 172,407        1,804,033
   Gain on disposal of discontinued
      operations                             2,211,545                -
                                            ----------       ----------
NET INCOME                                  $2,528,572       $3,744,172
                                            ==========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                            $   22,730       $  308,472
   Net income from discontinued
      operations                               357,651          275,325
                                            ----------       ----------
   NET INCOME                               $  380,381       $  583,797
                                            ==========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                            $  121,890       $1,631,667
   Net income from discontinued
      operations                             2,026,301        1,528,708
                                            ----------       ----------
   NET INCOME                               $2,148,191       $3,160,375
                                            ==========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                      $     2.91       $    39.00
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                           48.43            36.54
                                            ----------       ----------
NET INCOME PER UNIT                         $    51.34       $    75.54
                                            ==========       ==========

UNITS OUTSTANDING                               41,839           41,839





































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

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007             2006
                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,528,572       $3,744,172
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,964          157,819
      Impairment provision                             -           49,880
      Gain on disposal of discontinued
        operations                           ( 2,211,545)               -
      Settlement of asset retirement
        obligation                                     -      (    94,354)
      Decrease in accounts receivable -
        oil and gas sales                         19,832          616,967
      Decrease in deferred charge                      -           22,685
      Increase (decrease) in accounts
        payable                              (    30,493)          13,484
      Decrease in gas imbalance
        payable                                        -      (     2,797)
      Decrease in accrued liability                    -      (     4,452)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  318,330       $4,503,404
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,325)     ($   97,440)
                                              ----------       ----------
Net cash used by investing
   activities                                ($   18,325)     ($   97,440)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   44,249)     ($4,383,986)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   44,249)     ($4,383,986)
                                              ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  255,756       $   21,978

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,437,732        1,838,920
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,693,488       $1,860,898
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



                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $ 8,693,424
                                                                ===========
PARTNERS' CAPITAL:
   General Partner                                              $   862,375
   Limited Partners, issued and
      outstanding, 14,321 units                                   7,831,049
                                                                -----------
        Total Partners' capital                                 $ 8,693,424
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


                                                               PERIOD FROM
                                                                FEBRUARY 5,
                                                                    TO
                                                               SEPTEMBER 30,
                                                                   2007
                                                               -------------

Total Partners' capital at February 4, 2007                     $1,591,898
   Adjust assets to fair value, net of
      estimated selling costs                                    7,726,108
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (   271,125)
   Revenues from February 5, 2007 to March 31, 2007                377,965
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (   179,362)
                                                                ----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $9,245,484

   Change in fair value of assets, net of
      estimated selling costs                                      245,420
   Partners' distributions from April 1, 2007
      to June 30, 2007                                         (   236,860)
   Revenues from April 1, 2007 to June 30, 2007                    617,855
   Operating expenses incurred from April 1, 2007
      to June 30, 2007                                         (   231,795)
                                                                ----------
Net assets of partnership in liquidation
   at June 30, 2007                                             $9,640,104

   Change in fair value of assets, net of
      estimated selling costs                                      284,645
   Partners' distributions from July 1, 2007
      to September 30, 2007                                    ( 1,511,414)
   Revenues from July 1, 2007 to September 30, 2007                478,246
   Operating expenses incurred from July 1, 2007
      to September 30, 2007                                    (   198,157)
                                                                ----------
Net assets of partnership in liquidation
   at September 30, 2007                                        $8,693,424
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

                                                            THREE MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,
                                                               2006
                                                            -------------

REVENUES:
   Oil and gas sales                                           $471,289
   Interest income                                                4,996
   Other income                                                   1,942
                                                               --------
                                                               $478,227

COSTS AND EXPENSES:
   Lease operating                                             $ 75,990
   Production tax                                                28,025
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                                 21,124
   Impairment provision                                          20,617
   General and administrative
      (Note 2)                                                   41,899
                                                               --------
                                                               $187,655
                                                               --------

INCOME FROM CONTINUING OPERATIONS                              $290,572

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                                  139,605
                                                               --------
NET INCOME                                                     $430,177
                                                               ========
GENERAL PARTNER:
   Net income from continuing
      operations                                               $ 48,681
   Net income from discontinued
      operations                                                 21,544
                                                               --------
   NET INCOME                                                  $ 70,225
                                                               ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                               $241,891
   Net income from discontinued
      operations                                                118,061
                                                               --------
   NET INCOME                                                  $359,952
                                                               ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                                         $  16.89
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                                             8.24
                                                               --------
NET INCOME PER UNIT                                            $  25.13
                                                               ========

UNITS OUTSTANDING                                                14,321





































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

                                           PERIOD FROM       NINE MONTHS
                                          JANUARY 1, TO        ENDED
                                           FEBRUARY 4,      SEPTEMBER 30,
                                              2007              2006
                                          -------------     -------------

REVENUES:
   Oil and gas sales                          $131,905       $1,355,975
   Interest income                               1,193           15,640
   Other income                                      -            1,942
                                              --------       ----------
                                              $133,098       $1,373,557

COSTS AND EXPENSES:
   Lease operating                            $ 33,316       $  280,795
   Production tax                                9,327           83,980
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 4,937           53,752
   Impairment provision                              -           20,617
   General and administrative
      (Note 2)                                  16,108          150,667
                                              --------       ----------
                                              $ 63,688       $  589,811
                                              --------       ----------

INCOME FROM CONTINUING OPERATIONS             $ 69,410       $  783,746

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                  28,425          357,812
                                              --------       ----------
NET INCOME                                    $ 97,835       $1,141,558
                                              ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                              $ 10,924       $  125,628
   Net income from discontinued
      operations                                 4,289           55,360
                                              --------       ----------
   NET INCOME                                 $ 15,213       $  180,988
                                              ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                              $ 58,486       $  658,118
   Net income from discontinued
      operations                                24,136          302,452
                                              --------       ----------
   NET INCOME                                 $ 82,622       $  960,570
                                              ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                        $   4.08       $    45.95
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                            1.69            21.12
                                              --------       ----------
NET INCOME PER UNIT                           $   5.77       $    67.07
                                              ========       ==========

UNITS OUTSTANDING                               14,321           14,321





































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

                                              PERIOD FROM      NINE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,     SEPTEMBER 30,
                                                 2007             2006
                                             -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 97,835       $1,141,558
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,118           62,296
      Impairment provision                             -           24,131
      Settlement of asset retirement
        obligation                                     -      (    64,368)
      Decrease in accounts receivable -
        oil and gas sales                         19,300          139,918
      Decrease in deferred charge                      -           14,499
      Increase (decrease) in accounts
        payable                                (  20,103)          84,824
      Decrease in gas imbalance
        payable                                        -      (       992)
      Decrease in accrued liability                    -      (     3,968)
                                                --------       ----------
Net cash provided by operating
   activities                                   $102,150       $1,397,898
                                                --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  9,879)     ($   47,372)
                                                --------       ----------
Net cash used by investing
   activities                                  ($  9,879)     ($   47,372)
                                                --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 13,171)     ($1,369,825)
                                                --------       ----------
Net cash used by financing
   activities                                  ($ 13,171)     ($1,369,825)
                                                --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 79,100      ($   19,299)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           463,623          684,976
                                                --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $542,723       $  665,677
                                                ========       ==========














































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
        CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the production partnerships, collectively. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

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

      The following table presents the estimated change in fair value of the net assets of Partnership in liquidation assuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at September 30, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
         I-E               $263,000         $1,493,000        $1,756,000
         I-F                113,000            643,000           756,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of September 30, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of September 30, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at September 30, 2007, the combined unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three and nine months ended September 30, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to September 30, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the nine months ended September 30, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of Partnership in liquidation for the period ending September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-E                  $39,308                  $116,220
               I-F                   15,845                    39,780

      During the nine months ended September 30, 2007, the following payments were made to the General Partner or its affiliates by the Partnerships:


                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-E                  $110,529                 $348,660
               I-F                    60,520                  119,340

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

                             Three Months Ended         Nine Months Ended
            Partnership      September 30, 2007         September 30, 2007
            -----------      -------------------        -------------------
               I-E                $15,000                    $46,000
               I-F                  8,000                     23,000

      In connection with the liquidation process involving some of the Partnerships' properties, the General Partner and Samson Resources Company, an affiliate of the General Partner, elected to receive an "in-kind" distribution of their proportionate interest in the partnership in lieu of a cash distribution of their partnership interest. For the nine months ended September 30, 2007 and based on the valuation of net assets in liquidation at June 30, 2007, the General Partner and Samson Resources Company received the following approximate property values in lieu of a cash distribution on these properties:

                              Property
          Partnership        Distribution
          -----------       -------------
             I-E               $4,168,000
             I-F                1,055,000


3.    DISCONTINUED OPERATIONS
      -----------------------
      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the I-E Partnership sold its interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $2,214,000 (net of fees). The sale resulted in a gain on disposal of discontinued operations of approximately $2,212,000 for the I-E Partnership. The properties sold in the February 2007 auction and remaining properties classified as assets held for sale represent a "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the sales planned in August 2006, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests.

      On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements for additional information regarding this matter.

      Net income from discontinued operations is as follows:

                                 I-E Partnership
                                 ---------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                         $  721,804
      Lease operating                                          (    27,097)
      Production tax                                           (    29,733)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                             (     1,691)
      Impairment provision                                     (     7,326)
                                                                ----------
      Income from discontinued
         operations                                             $  655,957
                                                                ==========

                                            Period from         Nine Months
                                           January 1, to          Ended
                                            February 4,        September 30,
                                               2007                2006
                                           -------------       -------------

      Oil and gas sales                       $198,296          $2,093,084
      Lease operating                        (  12,177)        (   133,551)
      Production tax                         (  13,297)        (   121,785)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties           (     415)        (    26,389)
      Impairment provision                           -         (     7,326)
                                              --------          ----------
      Income from discontinued
         operations                           $172,407          $1,804,033
                                              ========          ==========


                                 I-F Partnership
                                 ---------------

                                                               Three Months
                                                                  Ended
                                                               September 30,
                                                                   2006
                                                               -------------

      Oil and gas sales                                           $161,919
      Lease operating                                            (   9,426)
      Production tax                                             (   8,579)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties                               (     795)
      Impairment provision                                       (   3,514)
                                                                  --------
      Income from discontinued
         operations                                               $139,605
                                                                  ========

                                              Period from       Nine Months
                                             January 1, to         Ended
                                              February 4,      September 30,
                                                 2007               2006
                                             -------------     -------------

      Oil and gas sales                          $36,245          $467,216
      Lease operating                           (  5,447)        (  72,459)
      Production tax                            (  2,192)        (  24,887)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    181)        (   8,544)
      Impairment provision                             -         (   3,514)
                                                 -------          --------
      Income from discontinued
         operations                              $28,425          $357,812
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
                                                                 ==========

Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                                    I-E
                                                                Partnership
                                                                -----------

      Accounts payable                                           $  138,927
      Accrued liability                                               2,717
                                                                 ----------
      Liabilities - held for sale                                $  141,644
                                                                 ==========


                                                                    I-F
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   31,645
      Accrued liability                                               3,131
                                                                 ----------
      Liabilities - held for sale                                $   34,776
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


5.    SUBSEQUENT EVENT
      ----------------

      On October 10, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                             Proceeds (net of fees)

                   Independent      Samson
                      Third        Resources
    Partnership      Parties        Company        Total
    -----------   ------------  ---------------  ----------
        I-E        $1,628,000     $4,307,000     $5,935,000
        I-F           625,000      1,694,000      2,319,000

      The sale resulted in increases in net assets of Partnership in liquidation of approximately $245,000 and $27,000, respectively, to the I-E and I-F Partnerships.

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

      No property sales occurred during the nine months ended September 30, 2006 for the Partnerships. On February 1, 2007 the I-E Partnership sold its interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $2,214,000 (net of fees).

      On July 11, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                         Proceeds            Increases in net assets
      Partnership      (net of fees)      of Partnership in liquidation
      -----------      -------------      -----------------------------
         I-E             $2,799,000                 $1,004,000
         I-F              1,061,000                    382,000

      On August 8, 2007, the Partnerships sold their interests in a number of producing properties to independent third parties, Samson Lone Star, LLC and Samson Resources Company, affiliates of the General Partner, at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                       Proceeds (net of fees)

                   Independent     Affiliates
                     Third           of the
    Partnership     Parties     General Partner    Total
    -----------   ------------  ---------------  ----------
        I-E        $2,721,000     $3,483,000     $6,204,000
        I-F         1,111,000        267,000      1,378,000

      The sale resulted in a decrease in net assets of Partnership in liquidation of approximately $246,000 for the I-E Partnership and an increase in net assets of Partnership in liquidation of approximately $21,000 for the I-F Partnership.

      On September 12, 2007, the I-F Partnership sold its interests in a number of producing properties to independent third parties and Samson Resources Company, an affiliate of the General Partner, at a large public oil and gas auction which resulted in proceeds of approximately $281,000 (net of fees) and a decrease in net assets of Partnership in liquidation of approximately $179,000. Sales to independent third parties resulted in proceeds of approximately $184,000 (net of fees) and sales to Samson Resources Company resulted in proceeds of approximately $97,000 (net of fees).

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the limited partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three and nine months ended September 30, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on their fair value of net assets of Partnership in liquidation and their changes in net assets of Partnership in liquidation.


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

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of September 30, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      As a result of the pending liquidation of the Partnerships, the primary source of liquidity and Partnership cash distributions currently comes from the sale of oil and gas properties. The net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

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

      Income and expenses for the I-E Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,690
      Mcf produced                                              108,901
      Average price/Bbl                                      $    53.17
      Average price/Mcf                                      $     6.39

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $  998,851
      Interest income                                             9,570
                                                             ----------
                                                             $1,008,421
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $  197,117
      Production tax                                             62,644
      Accretion expense                                           5,373
      General and administrative                                119,814
                                                             ----------
                                                             $  384,948
                                                             ==========


      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            9,137
      Mcf produced                                              150,991
      Average price/Bbl                                      $    62.64
      Average price/Mcf                                      $     6.54

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                      $1,559,880
      Interest income                                            12,515
                                                             ----------
                                                             $1,572,395
                                                             ==========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                        $  292,333
      Production tax                                             98,133
      Accretion expense                                           8,037
      General and administrative                                140,858
                                                             ----------
                                                             $  539,361
                                                             ==========

      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            5,756
      Mcf produced                                              113,167
      Average price/Bbl                                      $    67.79
      Average price/Mcf                                      $     6.24

      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                      $1,096,287
      Interest income                                            13,000
      Other income                                                  976
                                                             ----------
                                                             $1,110,263
                                                             ==========

      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                        $  197,633
      Production tax                                             68,887
      Accretion expense                                           4,494
      General and administrative                                155,528
                                                             ----------
                                                             $  426,542
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

      Income and expenses for the I-F Partnership for the period from January 1 to February 4, 2007 are not comparable to the three and nine months ended September 30, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,701
      Mcf produced                                               35,159
      Average price/Bbl                                        $  51.61
      Average price/Mcf                                        $   6.71

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $375,299
      Interest income                                             2,666
                                                               --------
                                                               $377,965
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 97,379
      Production tax                                             23,189
      Accretion expense                                           2,352
      General and administrative                                 56,442
                                                               --------
                                                               $179,362
                                                               ========

      THE PERIOD FROM APRIL 1, 2007 TO JUNE 30, 2007

      Barrels produced                                            4,253
      Mcf produced                                               51,202
      Average price/Bbl                                        $  63.28
      Average price/Mcf                                        $   6.74

      Revenues from April 1, 2007 to June 30, 2007 were as follows:

      Oil and gas sales                                        $614,448
      Interest income                                             3,407
                                                               --------
                                                               $617,855
                                                               ========

      Operating expenses from April 1, 2007 to June 30, 2007 were as follows:

      Lease operating                                          $139,216
      Production tax                                             37,369
      Accretion expense                                           3,525
      General and administrative                                 51,685
                                                               --------
                                                               $231,795
                                                               ========


      THE PERIOD FROM JULY 1, 2007 TO SEPTEMBER 30, 2007

      Barrels produced                                            2,910
      Mcf produced                                               43,668
      Average price/Bbl                                      $    66.17
      Average price/Mcf                                      $     6.44

      Revenues from July 1, 2007 to September 30, 2007 were as follows:

      Oil and gas sales                                      $  473,837
      Interest income                                             4,073
      Other income                                                  336
                                                             ----------
                                                             $  478,246
                                                             ==========


      Operating expenses from July 1, 2007 to September 30, 2007 were as follows:

      Lease operating                                        $  110,029
      Production tax                                             30,511
      Accretion expense                                           1,992
      General and administrative                                 55,625
                                                             ----------
                                                             $  198,157
                                                             ==========

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


ITEM 1.  LEGAL PROCEEDINGS

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

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal Settlement Agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Court granted final approval of the Settlement Agreement on September 17, 2007. Plaintiffs' counsel, with Court approval, allocated the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Following is the I-E and I-F Partnerships' share of this total settlement amount:

                        Partnership          Amount
                        -----------         ---------
                           I-E              $31,003
                           I-F               14,454

      These amounts were accrued for the period February 5 through September 30, 2007 and were paid by the I-E and I-F Partnerships in October 2007.


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


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2007            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2007            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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